Form 10QSB
period 2001-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2001-07-19
CIK 1122993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              February 28,  2001
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File number                      0-26709
                       ---------------------------------------------------------


                          BROOKMOUNT EXPLORATIONS INC.
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                98-0201259
------------------------------------              ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

297 Roselawn Avenue
Toronto, Ontario, Canada                                   M5R 1G2
--------------------------------------------       ------------------------
(Address of principal executive offices)                  (Zip Code)

                                 1-416-737-5879
   --------------------------------------------------------------------------
               Registrant's telephone number, including area code


   --------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                    Outstanding as of February 28, 2001
    -----------------------------------    ------------------------------------
   Common Stock, $0.001 per share                    9,282,400

                                      INDEX



                                                                                                 Page
PART 1.                                                                                          Number
                                                                                                 ------

         ITEM 1.  Financial Statements........................................................     3

                  Balance Sheet as at February 28, 2001 and November 30, 2000.................     4

                  Statement of Operations
                    For the three months ended February 28, 2001 and 2000
                          and for the period from December 9, 1999 (Date of
                          Inception) to February 28, 2001....................................      5

                  Statement of Cash Flows
                    For the three months ended February 28, 2001 and 2000
                          and for the period from December 9, 1999 (Date of
                          Inception) to February 28, 2001....................................      6

                           Notes to the Financial Statements.................................      7

         ITEM 2.  Plan of Operations.........................................................     10

PART 11           Signatures.................................................................     11


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Brookmount Explorations Inc. (an exploration stage company) at February 28, 2001 and November 30, 2000 and the statement of operations and statement of cash flow for the three months ended February 28, 2001 and 2000 and for the period from December 9, 1999 (date of incorporation) to February 28, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2001, are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                     FEBRUARY 28, 2001 AND NOVEMBER 30, 2000

                      (Unaudited - Prepared by Management)

                                                                                       2001               2000
                                                                                       ----               ----

ASSETS

CURRENT ASSETS

        Cash                                                                  $       --          $         --
                                                                                --------            ----------
                    Total Current Assets ....................................         --                    --
                                                                                --------            ----------

OTHER ASSETS

        Mineral claims - Note 3  ............................................         --                    --
                                                                                --------            ---------
                                                                              $       --          $         --
                                                                               =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Bank overdraft ..................................................... $       --          $         33
         Accounts payable ...................................................      3,830                   814
                                                                               ---------            ----------
                    Total Current Liabilities  ..............................      3,830                   847
                                                                               ---------            ----------


STOCKHOLDERS' EQUITY

         Common stock
              200,000,000 shares authorized, at $0.001
              par value, 9,282,400 shares issued and
              outstanding ...................................................      9,282                 9,282

         Capital in excess of par value .....................................     23,448                21,198

         Deficit accumulated during the exploration stage ...................    (36,560)              (31,327)
                                                                               ---------              --------
                     Total Stockholders' Deficiency .........................     (3,830)                 (847)
                                                                               --------               --------
                                                                              $       --          $         --
                                                                               =========            ==========

             The accompanying notes are an integral part of these financial statements


                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND 2000,
                       AND FOR THE PERIOD DECEMBER 9, 1999
                    (DATE OF INCEPTION) TO FEBRUARY 28, 2001

                      (Unaudited - Prepared by Management)


                                                  THREE MONTHS          THREE MONTHS
                                                     ENDED                  ENDED               FROM INCEPTION
                                                  FEBRUARY 28,          FEBRUARY 28,           TO FEBRUARY 28,
                                                      2001                  2000                   2001
                                                      ----                  ----                   ----

REVENUES ......................................   $      33          $        --              $       33

EXPENSES ......................................       5,266               11,072                  36,593
                                                   --------             --------                --------

NET LOSS  .....................................   $ ( 5,233)         $  ( 11,072)             $ ( 36,560)
                                                   ========              =======                 =======


NET LOSS PER
COMMON SHARE

Basic .........................................   $      --          $        --
                                                   ========              =======

AVERAGE OUTSTANDING
SHARES

Basic .........................................   9,282,400            3,594,512
                                                  =========            =========

               The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

  For the three months ended February 28, 2001 and 2000 and for the period from December 9, 1999 (Date of Inception) to February 28, 2001

                      (Unaudited - Prepared by Management)

                                                                FOR THE THREE        FOR THE THREE       FROM INCEPTION
                                                                MONTHS ENDED         MONTHS ENDED              TO
                                                                FEBRUARY 28,         FEBRUARY 28,        FEBRUARY 28,
                                                                   2001                 2000                 2001
                                                                   ----                -----                -----

     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss  .......................................   $    (5,233)        $    (11,072)          $   (36,560)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Change in accounts payable .................         3,016                  350                 3,830
               Capital contributions - expenses............         2,250               11,250                 2,250
                                                                  -------              -------               -------

                  Net Cash Increase (Decrease) from
                          Operations.......................            33               (8,472)              (21,480)
                                                                  -------              -------               -------

     CASH FLOWS FROM INVESTING
        ACTIVITIES  .......................................            --                  --                     --
                                                                  -------              ------                -------
     CASH FLOWS FROM FINANCING
          ACTIVITIES:

            Proceeds from issuance of common stock ........            --               16,530                21,480
                                                                  -------              -------               -------

          Net Increase  in Cash  ..........................            33                8,058                    --

          Cash (Deficiency) at Beginning of Period ........           (33)                  --                    --
                                                                  -------              -------               -------

          CASH AT END OF PERIOD ...........................   $        --         $      8,058           $        --
                                                                  =======              =======               =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contributions - expenses .................                       $     11,250
                                                                                       =======

                  The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on December 9, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

         Since its inception the Company has completed Regulation D offerings of 9,282,400 shares of its common capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On February 28, 2001 the Company had a net operating loss carry forward of $36,560. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                FEBRUARY 28, 2001

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Amortization of Capitalized Mineral Claims Costs
         ------------------------------------------------

         Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a commercially minable ore reserve ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

         Environmental Requirements
         --------------------------

         At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 28, 2001.

         Recent Accounting Pronouncements
         --------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, and accounts payable are considered by management to be their estimated fair values.

         Estimates and Assumptions
         -------------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                          BROOKMOUNT EXPLORATIONS INC.
                         ( An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                FEBRUARY 28, 2001

                      (Unaudited - Prepared by Management)

3.       MINERAL CLAIM

         The Company acquired five mineral claims located in Chazel Township, Abitibi West County in the province of Quebec, with an expiration date of January 31, 2002.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs of explorations and retaining the properties have been expensed.

         The claims may be retained by the Company by the completion of yearly assessment work of $ 6,000 Cn or by a payment of $ 6,000 Cn. The next assessment work is due December 2, 2001.


4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 38% of the common stock issued.


5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activities and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------
                            ITEM 2. PLAN OF OPERATION
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company has no funds available at this time to explore its five mineral claims located in Chazel Township in the Province of Quebec. The property is in good standing with the Province of Quebec until December 2, 2001 when Cdn $6,000 is required to have been spent on the claims in exploration work.

Results of Operations
---------------------

To date the Company has had no operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BROOKMOUNT EXPLORATIONS INC.



               June 22, 2001                 /s/ "Yiu Lam Ko"
                                             ---------------------------------
                                              Yiu Lam Ko
                                              Secretary Treasurer and Director