Form 10QSB
period 2001-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2001-07-19
CIK 1122993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    May 31,  2001
                               -------------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               ------------------------     --------------------

Commission File number                      0-26709
                       ---------------------------------------------------------


                          BROOKMOUNT EXPLORATIONS INC.
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)


             Nevada                                          98-0201259
----------------------------------------            ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

297 Roselawn Avenue
Toronto, Ontario, Canada                                        M5R 1G2
----------------------------------------            ----------------------------
(Address of principal executive offices)                      (Zip Code)

                                  416-737-5879
         --------------------------------------------------------------
               Registrant's telephone number, including area code



      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                    Class                     Outstanding as of May 31, 2001
        ------------------------------        ------------------------------
        Common Stock, $0.001 per share                  9,282,400

                                      INDEX



                                                                                             Page
PART 1.                                                                                     Number
                                                                                            ------
    ITEM 1.  Financial Statements........................................................      3

             Balance Sheet as at May 31, 2001 and November 30, 2000......................      4

             Statement of Operations
              For the three months and six months ended May 31, 2001 and
                 2000 and for the six months ended May 31, 2001 and
                 2000 and for the period from December 9, 1999 (Date of
                 Inception) to May 31, 2001..............................................      5

             Statement of Cash Flows
              For the six months ended May 31, 2001 and 2000
                 and for the period from December 9, 1999 (Date of
                 Inception) to May 31, 2001..............................................      6

             Notes to the Financial Statements...........................................      7

    ITEM 2.  Plan of Operations..........................................................     10


PART 11      Signatures..................................................................     11


                         PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Brookmount Explorations Inc. (an exploration stage company) at May 31, 2001 and November 30, 2000 and the statement of operations and statement of cash flow for the three months and six months ended May 31, 2001 and 2000 and for the period from December 9, 1999 (date of incorporation) to May 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2001, are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                       MAY 31, 2001 AND NOVEMBER 30, 2000

                      (Unaudited - Prepared by Management)



                                                                                       2001             2000
                                                                                       ----             ----

ASSETS

CURRENT ASSETS

        Cash ..................................................................      $    120          $     --
                                                                                     --------          --------
             Total Current Assets .............................................           120                --
                                                                                     --------          --------

OTHER ASSETS

        Mineral claims - Note 3 ...............................................            --                --
                                                                                          120                --
                                                                                     ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Bank overdraft .......................................................      $     --          $     33
         Accounts payable - related parties ...................................         1,300                --
         Accounts payable .....................................................         3,724               814
                                                                                     --------          --------
             Total Current Liabilities ........................................         5,024               847
                                                                                     --------          --------

STOCKHOLDERS' EQUITY

         Common stock
             200,000,000 shares authorized, at $0.001
             par value, 9,282,400 shares issued and
             outstanding ......................................................         9,282             9,282

         Capital in excess of par value .......................................        25,698            21,198

         Deficit accumulated during the exploration stage .....................       (39,884)          (31,327)
                                                                                     --------          --------
                     Total Stockholders' Deficiency ...........................        (4,904)             (847)
                                                                                     --------          --------

                                                                                     $    120          $     --
                                                                                     ========          ========


    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

                FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000,
                 FOR THE SIX MONTHS ENDED MAY 31, 2001 AND 2000
                       AND FOR THE PERIOD DECEMBER 9, 1999
                       (DATE OF INCEPTION) TO MAY 31, 2001

                      (Unaudited - Prepared by Management)




                                         THREE                 THREE               SIX                 SIX
                                         MONTHS                MONTHS             MONTHS              MONTHS              FROM
                                         ENDED                  ENDED              ENDED               ENDED            INCEPTION
                                         MAY 31,               MAY 31,            MAY 31,             MAY 31,           TO MAY 31,
                                          2001                  2000               2001                2000                2001
                                          ----                  ----               ----                ----                ----


REVENUES .......................        $      --           $      --           $      --           $      --           $      --


EXPENSES .......................              3,324              11,737               8,557              22,809              39,884
                                        -----------         -----------         -----------         -----------         -----------

NET LOSS .......................        $    (3,324)        $   (11,737)        $    (8,557)        $   (22,809)        $   (39,884)
                                        ===========         ===========         ===========         ===========         ===========



NET LOSS PER
COMMON SHARE

Basic ..........................        $      --           $      --           $      --           $      --
                                        ===========         ===========         ===========         ===========

AVERAGE
OUTSTANDING
SHARES

Basic ..........................          9,282,400           9,277,177           9,282,400           6,599,108
                                        ===========         ===========         ===========         ===========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

     FOR THE SIX MONTHS ENDED MAY 31, 2001 AND 2000 AND FOR THE PERIOD FROM
              DECEMBER 9, 1999 (DATE OF INCEPTION) TO MAY 31, 2001

                      (Unaudited - Prepared by Management)



                                                                             FOR THE SIX        FOR THE SIX        FROM INCEPTION
                                                                             MONTHS ENDED       MONTHS ENDED             TO
                                                                                MAY 31,            MAY 31,             MAY 31,
                                                                                 2001               2000                2001
                                                                                 ----               ----                ----
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss ..........................................................      $ (8,557)           $(22,809)           $(39,884)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
                party ..................................................         1,300                --                 1,300
          Change in accounts payable ...................................         2,877                  86               3,724
          Capital contributions - expenses .............................         4,500               4,500              13,500
                                                                              --------            --------            --------


             Net Cash Increase (Decrease) from
                     Operations ........................................           120             (18,223)            (21,360)
                                                                              --------            --------            --------

CASH FLOWS FROM INVESTING
     ACTIVITIES ........................................................          --                  --                  --
                                                                              --------            --------            --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .......................          --                21,480              21,480
                                                                              --------            --------            --------

     Net Increase in Cash ..............................................           120               3,257                 120

     Cash at Beginning of Period .......................................          --                  --                  --
                                                                              --------            --------            --------

     CASH AT END OF PERIOD .............................................      $    120            $  3,257            $    120
                                                                              ========            ========            ========


SCHEDULE OF NONCASH OPERATING ACTIVITIES

         Capital contributions - expenses                                                         $ 13,500
                                                                                                  ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2001

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

         Income Taxes
         ------------

         On May 31, 2001 the Company had a net operating loss carry forward of $39,884. The tax benefit of $11,965 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                                  MAY 31, 2001

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

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on May 31, 2001.

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

                                  MAY 31, 2001

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

--------------------------------------------------------------------------------

                            ITEM 2. PLAN OF OPERATION

--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

The Company has undergone no exploration activity on its five mineral claims located in the Province of Quebec in Canada due to having no available funds on hand. The directors have not considered how the Company will obtain funding to maintain the property in good standing and undertake an exploration program. At the present time the directors are contributing funds personally to the Company to meet its obligations with its creditors.

Results of Operations
---------------------

To date the Company has had no operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROOKMOUNT EXPLORATIONS INC.



             June 29, 2001                            /s/ "Yiu Lam Ko"
                                             -----------------------------------
                                                           Yiu Lam Ko
                                               Secretary Treasurer and Director