Form 10-Q
period 2001-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2001-12-05
CIK 1122993

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM  10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          August  31,  2001
                                            -----------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-26709
                                       -------


                           BROOKMOUNT  EXPLORATIONS  INC.
                           ------------------------------
               (Exact  name  of  registrant  as  specified  in  charter)


          Nevada                                           98-0201259
          ------                                     --------------------
(State  or  other  jurisdiction of                      (I.R.S. Employer
incorporation  or  organization)                       Identification  No.)

297  Roselawn  Avenue
Toronto, Ontario, Canada                                            M5R 1G2
------------------------                                      ------------------
(Address  of  principal executive offices)                        (Zip Code)

                                        416-737-5879
               -------------------------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  August  31,  2001
          ----------                    --------------------------------------
        Common  Stock,  $0.001  per  share                         9,282,400

ANDERSEN  ANDERSEN  &  STRONG, L.C.               941 East 3300 South, Suite 202
CERTIFIED  PUBLIC  ACCOUNTANTS  AND  BUSINESS CONSULTANTS  Salt Lake City, Utah
                                                               84106

                                                        Telephone  801  486-0096
                                                              Fax  801  486-0098



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
Brookmount  Explorations,  Inc.

We have reviewed the balance sheet of the above Company as of August 31, 2001 and the related statements of operations and the statements of cash flows for the three and nine months ended August 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                   Andersen  Andersen  and  Strong


Salt  Lake  City,  Utah
October  30,  2001

                                      INDEX



                                                                           Page
PART 1.                                                                   Number
                                                                          ------

     ITEM  1.     Financial  Statements                                       3

         Balance  Sheet  as  at  August  31,  2001  and  November 30, 2000
4

                  Statement  of  Operations
         For  the three months and nine months ended August 31, 2001 and
         2000  and  for  the  period  from  December  9,  1999  (Date  of
         Inception)  to  August  31,  2001                                    5

                  Statement  of  Cash  Flows
         For  the  nine  months  ended  August  31,  2001  and  2000 and  for  the  period  from  December  9,  1999  (Date  of
         Inception)  to  August  31,  2001                                    6

                  Notes  to  the  Financial  Statements                       7

     ITEM  2.     Plan  of  Operations                                       10


PART  11          Signatures                                                 11

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Brookmount Explorations Inc. (an exploration stage company) at August 31, 2001 and the related statements of operations and statements of cash flow for the three and nine months ended August 31, 2001 and 2000 and for the period from December 9, 1999 (date of incorporation) to August 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2001, are not necessarily indicative of the results that can be expected for the year ending November 30, 2001.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                      AUGUST 31, 2001 AND NOVEMBER 30, 2000

                      (Unaudited - Prepared by Management)





                                                                  2001          2000
                                                               -----------  -------------
ASSETS

CURRENT ASSETS

        Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $      101   $          -
                                                               -----------  -------------
                    Total Current Assets. . . . . . . . . . .         101              -
                                                               -----------  -------------

OTHER ASSETS

        Mineral claims - Note 3 . . . . . . . . . . . . . . .           -              -
                                                               -----------  -------------

                                                               $      101   $          -
                                                               ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Bank overdraft . . . . . . . . . . . . . . . . . . .  $        -   $         33
         Accounts payable - related parties . . . . . . . . .       2,510              -
         Accounts payable . . . . . . . . . . . . . . . . . .       4,206            814
                                                               -----------  -------------
                    Total Current Liabilities . . . . . . . .       6,716            847
                                                               -----------  -------------

STOCKHOLDERS' EQUITY

         Common stock
                     200,000,000 shares authorized, at $0.001
                     par value, 9,282,400 shares issued and
                     outstanding. . . . . . . . . . . . . . .       9,282          9,282

         Capital in excess of par value . . . . . . . . . . .      27,948         21,198

         Deficit accumulated during the exploration stage . .     (43,845)       (31,327)
                                                               -----------  -------------
                     Total Stockholders' Deficiency . . . . .      (6,615)          (847)
                                                               -----------  -------------

                                                               $      101   $          -
                                                               ===========  =============




    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

              FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000,
               FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
                       AND FOR THE PERIOD DECEMBER 9, 1999
                     (DATE OF INCEPTION) TO AUGUST 31, 2001

                      (Unaudited - Prepared by Management)






                      THREE MONTHS    THREE MONTHS         NINE               NINE
                         ENDED           ENDED            MONTHS             MONTHS
                       AUGUST 31,      AUGUST 31,          ENDED              ENDED         FROM INCEPTION
                          2001            2000        AUGUST 31, 2001    AUGUST 31, 2000    TO AUG 31, 2001
                     --------------  --------------  -----------------  -----------------  -----------------
REVENUES. . . . . .  $           -   $           -   $              -   $              -   $              -

EXPENSES. . . . . .          3,961           5,450             12,518             28,259             43,845
                     --------------  --------------  -----------------  -----------------  -----------------

NET LOSS. . . . . .  $     ( 3,961)  $     ( 5,450)  $        (12,518)  $        (28,259)  $       ( 43,845)
                     ==============  ==============  =================  =================  =================


NET LOSS PER
COMMON SHARE

Basic . . . . . . .  $           -   $           -   $              -   $              -
                     ==============  ==============  =================  =================

AVERAGE OUTSTANDING
SHARES

Basic . . . . . . .      9,282,400        9,282400          9,282,400          7,527,164
                     ==============  ==============  =================  =================















     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND 2000 AND FOR THE PERIOD FROM
             DECEMBER 9, 1999 (DATE OF INCEPTION) TO AUGUST 31, 2001

                       (Unaudited - Prepared by Management)





                                                     FOR THE NINE    FOR THE NINE    FROM INCEPTION
                                                                    --------------  ----------------
                                                     MONTHS ENDED    MONTHS ENDED          TO
                                                      AUGUST 31,      AUGUST 31,       AUGUST 31,
                                                         2001            2000             2001
                                                                                    ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $     (12,518)  $     (28,259)  $       (43,845)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
                Party. . . . . . . . . . . . . . .          2,510               -             2,510
          Change in accounts payable . . . . . . .          3,359              35             4,206
          Capital contributions - expenses . . . .          6,750           6,750            15,750
                                                    --------------  --------------  ----------------


                                                          (21,379)
                                                    --------------
             Net Cash Increase (Decrease) from . .            101
                                                    --------------
                     Operations. . . . . . . . . .        (21,474)
                                                    --------------
CASH FLOWS FROM INVESTING
    ACTIVITIES
                                                                -               -                 -
                                                    --------------  --------------  ----------------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .              -          21,480            21,480
                                                    --------------  --------------  ----------------

     Net Increase in Cash. . . . . . . . . . . . .            101               6               101

     Cash at Beginning of Period . . . . . . . . .              -               -                 -
                                                    --------------  --------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $         101   $           6   $           101
                                                    ==============  ==============  ================




SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES

     Capital  contributions  -  expenses               $15,750
                                                       =======

     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 AUGUST 31, 2001

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

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

     Income  Taxes
     -------------

On August 31, 2001 the Company had a net operating loss carry forward of $43,635. The tax benefit of $13,091 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

     Earnings  (Loss)  Per  Share
     ----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                 AUGUST 31, 2001

                      (Unaudited - Prepared by Management)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Amortization  of  Capitalized  Mineral  Claims  Costs
     -----------------------------------------------------

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

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on August 31, 2001.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash, and accounts payable are considered by management to be their estimated fair values.

Estimates  and  Assumptions
---------------------------

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

                                 AUGUST 31, 2001

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

                           ITEM 2.   PLAN OF OPERATION


Liquidity  and  Capital  Resources
----------------------------------

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

Results  of  Operations
-----------------------

To  date  the  Company  has  had  no  operations.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BROOKMOUNT EXPLORATIONS INC.



     November  21,  2001                    /s/  "Yiu  Lam  Ko"
                                            -------------------
                                                  Yiu  Lam  Ko
                                        Secretary  Treasurer  and  Director