Form 10KSB
period 2001-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2003-06-20
CIK 1122993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          November  30,  2001
                                               -------------------

(  )    TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
        For  the  transaction  period  from               to

                Commission  File  number     0-26709
                                             -------

                         BROOKMOUNT  EXPLORATIONS  INC.
                         ------------------------------
               (Exact  name  of  Company  as  specified  in  charter)

                 Nevada                                  98-0201259
                 ------                                  ----------
State or other jurisdiction of incorporation     (I.R.S. Employee I.D. No.)
or  organization

118  -  3420  Bell  Avenue
Burnaby,  British  Columbia,  Canada                              V3J  1M7
------------------------------------                              --------
(Address  of  principal  executive  offices)                    (Zip  Code)

Issuer's  telephone  number,  including  area  code         604-308-6152
                                                        -------------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
     None                                              None
---------                                              ----
Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

       None
-----------
(Title  of  Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes  [X]     No  [  ]               (2)     Yes  [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at November 30, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be $0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                    (APPLICABLE ONLY TO CORPORATE COMPANIES)

As of November 30, 2001, the Company has 9,282,400 shares of common stock issued and outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS






PART 1                                                                 Page
ITEM 1. . . DESCRIPTION OF BUSINESS                                       4

ITEM 2. . . DESCRIPTION OF PROPERTY                                       9

ITEM 3. . . LEGAL PROCEEDINGS                                            13


ITEM 4. . .SUBMISSION OF MATTERS TO VOTE OF
.. . . . .  SECURITIES HOLDERS                                            14

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND
         . RELATED STOCKHOLDER MATTERS                                   14

ITEM 6.   .MANAGEMENT'S DISCUSSION AND
 . . . . . ANALYSIS OR PLAN OF OPERATION                                 15

ITEM 7. .  FINANCIAL STATEMENTS                                          18


ITEM 8. . .CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING . . . . . . . . . . . . . .
           AND FINANCIAL DISCLOSURE                                      18

PART III

ITEM 9. . .DIRECTORS, EXECUTIVE OFFICERS,
           PROMOTERS, AND CONTROL PERSONS,
           COMPLIANCE WITH SECTION 16 (a) OF THE
 . . . . . EXCHANGE ACT                                                  18

ITEM 10..  EXECUTIVE COMPENSATION                                        21

ITEM 11.. .SECURITY OWNERSHIP OF CERTAIN
 . . . . . BENEFICAL OWNERS AND MANAGEMENT                               22

ITEM 12.. .CERTAIN RELATIONSHIPS AND RELATED
 . . . . . TRANSACTIONS                                                  23

PART IV

ITEM 13.. .EXHIBITS AND REPORTS ON FORM 8-K                              24

           SIGNATURES. . . . . . . . . . . . . .                      25-29

                                     PART 1
                                     ------


ITEM  1.  DESCRIPTION  OF  BUSINESS


HISTORY  AND  ORGANIZATION

     Brookmount Explorations Inc. (the "Company"), a Nevada Corporation, was incorporated on December 9, 1999. Since inception the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at 118 - 3420 Bell Avenue, Burnaby, British Columbia, B.C., Canada, V3J 1M7. (Telephone: 604-308-6152).

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2001 there were 9,282,400 shares outstanding.

     The Company is in the exploration stage and hopes to seek a quotation on the OTC Bulletin Board or the new BBX Exchange. To date it has not made an application to file the required forms with the NASD. There is no assurance that the Company's shares will ever be quoted on the NASD or any other exchange in North America or elsewhere.

     The Company is engaged in the exploration, and if warranted, the development of mineral property. The Company presently has the mineral rights to five mineral claims called the "Brookmount"claims located in Chazel Township, Abitibi West County, Quebec.

     J.G. Burns & Associates of Timmins, Ontario were retained by the Company to write a geological report on this claim. The basis of his report is included in this Form 10-KSB under "Description of Property". The claim is in good standing until November 14, 2004.

     No ore body has been discovered on the Brookmount claim since the Company has not yet undertaken an exploration program. Even with a major exploration program there is no assurance an ore body will be discovered. Presently, the Company does not have sufficient funds to undertake any further exploration activities unless it obtains funds from its directors and officers, seeks funds from a financial institution or issues shares to the public. At the present time the directors do not know which type of funding they will attempt to attract for the Company.

     The Company has no sources of revenue either from the Brookmount claim or any other asset.

     The  Company  will  have  to  adhere  to  certain  governmental regulations regarding mining when, and if, it makes a decision to develop the Brookmount claim. At present, there are few, if any, requirements during the exploration stage.

     The Company does not have any full time employees, and the directors and officers devote such time as is required to the affairs of the Company. Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.

     The Company has not delivered to its shareholders its annual report in the past. Once it has obtained a quotation on either the OTCBB or BBX Exchange, which might never happen, it will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

     Presently the Company files with the United States Securities and Exchange Commission (the "SEC") Forms 10-KSB and 10-QSB.

     The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is on electronic files and therefore the public can review the Company's filing on the SEC Internet site that contains reports, proxy, and information statements, and other information regarding the Company. This information can be obtained by accessing the SEC website address at http://www.sec.gov.

     The  Company  presently  does  not  have  an  Internet  address.

PLANNED  BUSINESS

FORWARD-LOOKING  STATEMENTS

     This Annual Report on Form 10-K contains statements that constitute "forward-looking statements". These statements appear in such places as "Management's Discussion and Analysis or Plan of Operation." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing metal prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, readers should refer to Risk Factors.

     The attached financial statements are stated in United States dollars and are prepared using generally accepted accounting principles normally used in the United States of America.

RISK  FACTORS

     The Company's business is subject to numerous risk factors, including the following:

1.     PENNY  STOCK  RULES

     Under Rule 15g-9, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless:

          (1)  such sale or purchase is exempt from Rule 15g-9; or

          (2) prior to the transaction the broker or dealer has (a) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9 and (b) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

     The United States Securities and Exchange Commission (the "Commission") adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (a) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average revenue of at least $6,000,000 for the preceding three years; (b) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; and (c) a security that is authorized or approved for authorization upon notice of issuance for quotation on the National Association of Securities Dealers ("NASD") Automated Quotation System ("NASDAQ").

     It is likely the Company's common stock will be subject to the regulations on penny stocks; consequently, the market liquidity for its common stock may be adversely affected by such regulations. This, in turn, will affect shareholders ability to sell their shares.

2.     TRADING  MARKET  FOR  THE  COMPANY'S  SHARES

     There is no current trading market for shares of the Company's common stock (the "Shares") and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. The Shares, to the extent that a market develops for the Shares at all, will likely appear in what is customarily known as the "pink sheets" or on the NASD over-the-counter Bulletin Board (the "OTCBB"), which may limit the marketability and liquidity of the Shares.

     To date, neither the Company nor anyone acting on behalf of the Company has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for the Company's common stock. The Company has had no discussions or understandings, with any "market makers" regarding the participation of any such market maker in the future trading market, if any, in the Company's common stock.

3.     POTENTIAL  FUTURE  RULE  144  SALES

     Of the 200,000,000 shares of the Company's common stock authorized, there are presently 3,500,000 shares issued and outstanding which are "restricted securities" as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"), and in the future may be sold in compliance with Rule 144 of the Act, or pursuant to a Registration Statement filed under the Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to 1% of the outstanding common stock every 3 months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, a sale of shares by a person who is not an affiliate of ours and who has satisfied a 2 year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a registration statement filed under the Securities Act, may have a depressive effect on the market price of the Company's common stock in any market that may develop for such shares.

4.     POSSIBLE  ISSUANCE  OF  ADDITIONAL  SHARES

     The Company's Certificate of Incorporation, authorizes the issuance of 200,000,000 shares of common stock. The Company's Board of Directors has the power to issue any or all of such additional shares without stockholder approval for such consideration as it determines. Management presently anticipates that it may choose to issue a substantial but as yet undetermined amount of the Company's shares in connection with some form of future financing.

5.     RISK  ASSOCIATED  WITH  OPERATIONS  IN  FOREIGN  COUNTRIES

     The Company's business plan is to seek to acquire further mineral properties. Management's discretion is unrestricted, and the Company may participate in any acquisition of a mineral property that may in the opinion of management meet the Company's business objectives. The Company has not limited the scope of its search to a particular region or country. The Company has acquired a mineral property outside the United States and may acquire further properties outside the United States. Accordingly, by acquiring the Brookmount claim in a foreign jurisdiction, the Company's operations may be adversely affected to the extent of the existence of unstable economic, social and/or political conditions in such foreign regions and countries.

6.     TIME  SPENT  BY  THE OFFICERS AND DIRECTORS ON THE AFFAIRS OF THE COMPANY

     The Company's officers and directors devote only a limited amount of time to the Company's business activities. At this time it is difficult to determine the number of hours each director and officer will devote to the activities of the Company.

7.     INEXPERIENCE  OF  MANAGEMENT

     It is possible that due to the Company's management's inexperience in managing a public company, it will be unable to effectively manage the expansion of its operations, that its systems, procedures or controls will not be adequate to support its operations or that the Company's management will be unable to achieve the rapid execution necessary to fully exploit the market opportunity for its products and services. Any inability to manage growth effectively could hinder the Company's future success.

8.     CONFLICT  OF  INTEREST

     Certain officers and directors are engaged in various business ventures. Thus, there may be conflicts of interest in the allocation of time between the Company's business and such other businesses. These activities may conflict with the interests of the Company. As a result of their other interests, they may personally benefit from decisions or recommendations made with respect to the business of the Company. Whereas conflicts may arise, management is aware of its fiduciary duty to the Company and will act in good faith and endeavor on an equitable basis to resolve any conflicts which may arise, on an equitable basis.

9.     NO  DECLARATION  OF  DIVIDENDS  SINCE  INCEPTION

     The Company has not paid any dividends and does not contemplate or anticipate paying any dividends on its common stock in the foreseeable future.

10.     NO  OPERATING  HISTORY  OR  REVENUE  FROM  THE  BROOKMOUNT  CLAIM

     The Company has had no operating history and has generated no revenues or earnings from the Brookmount claim. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Brookmount claim proves to have an ore body and is commercially viable. There is no assurance that the Company can identify such ore body on its claim.

11.     LACK  OF  DIVERSIFICATION

     The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in the exploration of the Brookmount claim. Consequently, the Company's activities will be limited to those engaged in the exploration of the Brookmount claim or another property in the future it might acquire. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within the mining industry and therefore increase the risks associated with the Company's operations.

12.     THE  COMPANY'S  MINERAL  PROPERTY  CONTAINS  NO  PROVEN  RESERVES

     The property in which the Company holds a right to minerals thereon is considered to be in the exploration stage only and does not contain a known body of commercial ore. Failure to locate ore reserves may adversely affect the economic viability of the Brookmount claim and the Company's operation.

13.     TITLE  TO  THE  PROERTY

     It is possible the Company's title to the Brookmount claim, in which it has the mineral rights will be challenged by third parties.

     The Company has not obtained title insurance for the Brookmount claim. It is possible that the title to the Brookmount claim may be challenged or impugned.

14.     COMPETITION  IN  THE  MINERAL  INDUSTRY

     The Company faces intense competition in its industry, which may adversely affect its ability to participate in certain agreements with other parties. The mineral resources industry is intensely competitive and the Company must compete with many companies that have greater financial resources and technical facilities than itself. Significant competition exists for the limited number of mineral acquisition opportunities available in the Abitibi West County mining region of Quebec where the Brookmount claim is located. As a result of this competition, the Company's ability to acquire additional attractive mining property interests on terms it consider acceptable may be impaired.

     The Company will require supplies to explore the Brookmount claim. Competition might be at a level where the Company is unable to acquire the supplies it requires when required. It might have to suspend its exploration plans if the Company does not have access to all of the supplies and materials it needs.

15.     MINERAL  PRICES  FLUCTUATE  BEYOND  THE  CONTROL  OF  THE  COMPANY

     The mining industry in general is intensely competitive and it is possible that, even if commercial quantities of mineral resources are developed, a profitable market will not exist for their sale. Factors beyond the Company's control may affect the marketability of any minerals discovered. It is possible that the price of gold will not remain stable. Significant price movements over short periods of time may be affected by numerous factors beyond the Company's control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and therefore the economic viability of any of the Company's exploration projects cannot accurately be predicted.

16.     ENVIRONMENTAL  REGULATIONS

     All phases of the Company's operations in Quebec will be subject to environmental regulations. Environmental legislation in Quebec are evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that future changes in environmental regulation will adversely affect the Company's operations as compliance will be more burdensome and costly.

17.     EXPLORATION  WILL  INVOLVE  A  HIGH  DEGREE  OF  RISK

     Exploration and eventually mining operations of the Brookmount claim generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to insure. The payment of such liabilities may have a material, adverse effect on the Company's results of operations or financial condition, and its ability to continue as a going concern.

     The Company has not spent any time or money on research and development of a product since its inception.

     Regarding environmental concerns relating to the Brookmount claim as mentioned under Risk Factor 16 above, the Company does not know the cost of adhering to various environmental laws.

     In addition to exploring and developing, if warranted, its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing. To date, the Company does not have the funds to seek out other mineral properties and will be using any funds it obtains in the future to undertake exploration work on the Brookmount claim.



                         ITEM 2. DESCRIPTION OF PROPERTY


     Five claims (approximately or 500 acres) numbered 5245578 to 5245582 inclusive located in Lots 50 to 54, Range III, Chazel Township, Abitibi West County, Quebec comprise the Brookmount claim. These claims were recorded 100% in the name of the Company on December 20, 1999, and subsequently registered on February 1, 2000. Assessment work with a minimum value of $6,000.00 had to be submitted to the Ministry of Mines for the Province of Quebec December 2, 2001 or 60 days prior to the claims expiry date on January 31, 2002. This was not done and the Brookmount claim expired on January 21, 2002. The Company renewed its interest in the claim by re-staking it and recording its interest on November 14, 2002. This has maintained the Brookmount claim in good

Location  of  Brookmount  claim

     The claim lies in northwestern Quebec some 100 miles North North East from the city of Rouyn-Noranda, Quebec in NTS quadrant 32 D/15 and is easily accessible by gravel and logging roads.

History  of  the  Brookmount  mining  area

     Chazel Township and general area have been prospected and explored since the early 1900s. Gold was originally the main commodity sought, but interest in base metals increased following the discovery in 1922 of the Oditan Copper-Zinc occurrence in Lot 40, Range IV, Chazel Township and in 1925 of the Normetal Copper-Zinc-Silver-Gold deposit in Lots 43 and 44, Range X, Desmeloizes Township some 25 miles to the west. Exploration for Copper-Nickel and asbestos deposits was undertaken in the 1970s but since the 1980s the major emphasis once again shifted to gold.

Past  Exploration  of  the  Brookmount  claim

     Summaries for work conducted on properties now overlain by the Brookmount claim is as follows.

1973-1975:  Dome  Explorations  (Canada)  Limited  ["Dome"]

     Dome's 41 full lot claims in Ranges III and IV in Chazel and Dission Townships included the present Brookmount property, and were staked to cover several anomalies defined by an airborne electromagnetic survey contracted by the Quebec government in 1972. Ground magnetic and horizontal loop electromagnetic (HLEM) surveys conducted in 1973 over Lots 42 to 47, Range III Chazel Township defined a strong 3/10 miles long HLEM anomaly with a low but precise magnetic correlation. Hole 60C-1, drilled in 1974 in Lot 45 Range III to a depth of 100 yards, tested the anomaly and cored mafic and felsic tuff and lapilli tuff. A 5.3 yards section of mafic tuff with minor graphite and mineralized with 10% pyrite as massive bands and rounded blebs assayed 0.08% Copper.

     An HLEM survey conducted over the remainder of the property in 1975 defined a strong, long, formational conductor in Range IV as well as four shorter anomalies some 220 yards south of the former. Two of the shorter anomalies lie within the Brookmount claims in Lots 50 to 52 and 53 and 54 respectively, and are situated about 220 to 275 yards south of the north boundary. Drill testing was recommended for both conductors but there are no records to indicate that either were ever drilled.

1986-1987:  Resources  Macamic  Inc.  ["Macamic"]

     Macamic held a contiguous, irregularly shaped block of 97 claims in Ranges III to VII Chazel Township and Ranges III and IV Dission Township. Both the present Brookmount claims and the Oditan occurrence were included within their property limits.

     The property was acquired as a gold project. Work conducted in 1986 included induced polarization (IP), HLEM, magnetic and geological surveys. Nine short lines of IP (dipole-dipole configuration) scattered about the property were surveyed. On one line, 32 E, which extended from the north onto the Brookmount property in Lot 52, a well defined anomaly coincident with an HLEM conductor (Dome survey) was detected. The anomaly was recommended as a first priority drill target.

     Macamic's magnetic and HLEM surveys covered the Brookmount property, and two HLEM anomalies, numbers 68 and 69, were defined within it. Anomaly 68 extends for over 880 yards across Lots 48 to 52, shows weak magnetic correlation and corresponds in form to the Dome anomaly. It was rated a first priority target.Anomaly 69 in Lots 54 and 55 was considered to be an extension of 68 and was rated a second priority target.

     No outcrops were noted on the Brookmount property during the course of the Macamic geological survey. The closest outcrops (of sericitic felsic tuff) are located in Lots 55 and 56 along the Range III/IV line.

     Duration Mines Limited optioned Macamic's property in 1987 and drilled seven holes totalling 0.7 miles. Neither the IP anomaly nor HLEM anomalies # 68 and # 69 mentioned above were tested. In fact, no hole was located on the current Brookmount claims but three, numbered CM-87-01 (0.098 miles), 02 (0.14 miles) & 03 (0.051 miles), were in close proximity to the east in Range III. CM-87-02, located in the north part of Lot 58, Range III, Chazel Township, tested an HLEM anomaly on strike with those on the Brookmount property. A steeply north dipping (75 to 85 ), north facing sequence of felsic ash tuff, tuff and lapilli tuff was cored. Normally, there were less than 2% sulphides throughout the hole but a 1.7 yards section from 199.1 to 200.6 was mineralized with 60% pyrite and pyrrhotite plus minor graphite. There were no assays of significance.

     Holes CM-87-01 (Lot 2, Range III, Dission Township) and CM-87-03 (Lot 60, Range III, Chazel Township) tested EM anomalies in the central portions of the respective lots/claims. In CM-87-01 tuff units of intermediate to felsic composition, greywacke and argillite were the main units cored. The tuff unit between 124 and 219 yards contained trace to 10% sulphides. Graphitic zones between 136 and 146 yards corresponded to the EM conductors. No significant assays were reported.

     Holed CM-87-03 cut felsic to intermediate tuffaceous units. Numberous pyritic graphite bands were interesected from 59 to 84 yards. No significant assays were reported.

1991-1992:  BHP-Utah  Mines  Ltd./  BHP  Minerals  Canada  Ltd.  ["BHP"]

     In 1991/92 BHP held a contiguous block of 149 claims Ranges II and III Chazel Township and in Ranges II, III and IV Dission Township. The property was part of an ongoing gold project, originally initiated in 1984 in Ligneris
Township  to  the  east,  to  assess  the  mineral  potential  of  the  Authier
Fault/Break.

     In 1991 geological mapping, a humus soil geochemical survey as well as magnetic, VLF, HLEM and multi frequency GEOPROBE geophysical surveys were undertaken although results for the geophysical surveys were not submitted for assessment credit. Sixty-six claims were mapped in detail on 220 yards spaced lines.

     From this mapping and a compilation of previous work it was determined that
          a. the Authier Fault is associated with the contact between sedimentary rocks to the south and volcanogenic units to the north,
          b.   the contact is further south than previously indicated,
          c.   the main break of the Authier Fault crosses Range II,
          d.   the fault is a ductile shear with a late brittle phase and
          e. the fault has an anastomosing anatomy with individual splays varying from <11 yards to 220 yards in width>.

     With respect to the current Brookmount claims the underlying rock units were construed to be mainly tuff, crystal tuff and lapilli tuff. Furthermore, a splay from the Authier Fault was interpreted to pass in a general northwesterly direction through the southern portion of the claims.
The humus soil geochemical survey also covered the Brookmount claims and consisted of 1640 samples total. Samples were analysed for gold plus a package of 34 elements by INAA (instrumental neutron activation analysis). Most (90%) of the samples assayed less than 10 part per billion gold ("ppb"), but thresholds levels of 30 ppb gold (anomalous) and 70 ppb gold (strongly anomalous) were determined. Two strongly anomalous results were reported for samples in Lots 47 and 48, Range III, Chazel Township. Results and observations for the other elements were minimal.


     A seven hole, 2170 m drill program was conducted in 1992. Two holes, numbered AT-40-92 and AT-43-92, were located just to the east of the Brookmount property in Lots 48 and 47 respectively. Neither hole tested the HLEM anomaly first identified by Dome and confirmed by Micamic. Hole AT-40-92 was drilled to
0.19 miles and tested coincident Maxmin and gold in humus (158 ppb) anomalies. Sedimentary units interbedded with fine grained tuff, crystal tuff and lapilli tuff were the principal units cored. Sulphide content averaged 2-4% pyrite plus pyrrhotite but ranged to 7%. A 1.6 foot graphitic interval was noted at 149 yards. Best assays included 510 ppb gold/ 3.4 yards from a lapilli tuff and 320 ppb Gold/ 3.4 yards from an interval of crystal tuff plus sediments.

     Hole AT-43-92 (347 m) tested coincident VLF, Maxmin and gold in humus (72 ppb Gold) anomalies. Fine grained tuff, crystal tuff and lapilli tuff and interbedded sediments mineralized with 1-2% pyrite and pyrrhotite were cored. The most significant assay was 140 ppb Gold / 3.3 yards from a carbonate-biotite altered fault zone.

     Hole AT-44-92 (220 yards) was drilled on the current Brookmount property at the southern end of Lot 54. It was targeted on a VLF anomaly suspected of representing a deformation zone coincident with a gold in humus value of 23 ppb. The hole intersected laminated sediments interbedded with fine grained tuff. There were no significant assays.

Regional  Geology

     Within the general area the topography is basically flat with only the occasional low hill. Elevation ranges from 352 yards on the property to 3/10 mile Colline Oditan 1.9 miles to the north. Vegetation in the area is mixed boreal forest. Tree species present on the property are spruce, jackpine balsam, tamarack, cedar, birch and poplar. Glacial till and glacial-lacustrine clay soils dominate the area. The area is extensively covered by low, swampy ground.

     No infrastructure exists on the property. Infrastructure in the general area includes

          a)   an  intricate  road  network,
          b) electrical power - the grid extends to Authier Nord, 4.4 miles from the property,
          c) railway - the main east/west line of the Canadian National Railway passes 10.6 miles to the south,
          d)   numerous  base  metal  and  gold  mines  and  mills  and
          e)   a  copper  smelter  in  Rouyn-Noranda.

     Most goods and services as well as experienced persons required for both exploration and mining are readily available in the towns of Macamic, La Sarre and Rouyn-Noranda and the surrounding area.

     Chazel Township and immediate area lie within the central portion of the Abitibi greenstone belt (AGB). The AGB is an Archaen aged (2.7 Ga) assemblage of volcanic, sedimentary and related intrusive rocks that extends for some 600 km from Timmins, Ontario to Chibougamau, Quebec and constitutes the major portion of the Abitibi subprovince. Within the general area the predominant lithologies consist of Early Precambrian mafic to felsic volcanic plus chastic (with minor chemical) sedimentary rocks, which occur as an undulatory but general east/west striking band. Major subdivisions within the band are from south to north:

-    2.8 miles of clastic sediments - mainly greywacke and siltstone;
- 4.1 miles of intermediate to mafic volcanic flows with minor felsic and sedimentary sub units
- 0.94 miles of volcanic felsic and mafic pyroclastic units, plus or minus, flows; and 1.6 miles of felsic pyroclastic units, plus or minus, minor sedimentary units.

     These units have been intruded by several syn to late felsic stocks to diorite composition. The Oditan-nissing stock, 1.9 miles north of the Brookmount property, has dimensions of 7.5 miles east/west by 2.5 miles north/south.

     All of the above rock types have been subjected to regional deformation and regional metamorphism. As a result the volcanic and sedimentary lithologies hve been isoclinally folded, normally about east/west axes, so that the bedding is now steeply inclined near vertical, and the sedimentary units is generally greenschist facies but ranges to lower amphibolite facies near the contacts with the intrusions.

     Late Precambrian northeast trending diabase dykes cut all previous rock types.

     The Agb has been dissected by numerous regional, sub-concordant major deformation zones, which normally occur between intrusive bodies at or near the volcanic/sedimentary contacts (Palma and Dowling, 1992.) At least two such zones cross Chazel Township. In Quebec the chicobi fault extends east/west for some 94 miles from the Ontario/Quebec border to Seneterre. It merges with the 63 miles Laflamme fault near the Chazel east boundary. The Aulthier fault referred to in the BHP reports may represent one of these two faults or a splay from them.

Exploration  work  performed  on  the  Brookmount  claim

     There has been no work performed on the Brookmount claim by the Company. Because of this fact, the Brookmount claim expired in January 2002 and subsequently had to be re-staked by the Company. The cost of re-staking was cheaper than undertaking the required exploration program.

The  Company's  main  product

     The Company's primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Brookmount claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

The  Company's  exploration  facilities

     The Company has no exploration facilities on the Brookmount claim at this time. If an ore body is discovered on the claim, the Company will have to address which facilities will be required. Until such a time as this happens, the Company will spend no more on facilities.

     During the exploration period, the Company can use tent facilities to house its geological workers or it can obtain hotel accommodation in Rouyn-Noranda or other nearby towns.

Investment  Policies

     The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest any idle or additional funds held by the Company.



                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 2001 and no matters have been submitted to shareholders since the inception of the Company.


                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at November 30, 2001 the Company had 37 shareholders; two of these shareholders are officers and directors of the Company.

     From inception through to November 30, 2001, the Company has issued and sold the following unregistered shares of its common stock (the aggregated value of all such offerings did not exceed US$1,000,000):

(i)      Subscription  for  shares  by  Directors  and  Officers  of the Company

         a.       Subscription  for  shares  by  current  directors and officers

     On January 7, 2000 the Company issued to its President, Fred Hallberg, 3,000,000 common shares, and issued to John Vaughan, a Director, 500,000 common shares at $0.001 per share.

     The shares issued to the present directors and officers are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, Directors could sell within a three month period a percentage of their shares based on 1% of the outstanding stock in the Company. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are "stop transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.

(ii)     Subscription  for  5,750,000  shares

     On February 10, 2000, the Company accepted subscriptions from fourteen investors in the amount of 5,750,000 shares at a price of $0.002 per share. In all cases the consideration was cash. These shares were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended, and an appropriate Form D was filed in connection with the issuance of these shares.

(iii)    Subscription  for  32,400  shares

     On March 16, 2000, the Company accepted subscriptions from twenty-one investors in the amount of 32,400 shares at a price of $0.20 per share. In all cases the consideration was cash. These shares were issued in accordance with the exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933, as amended, and an appropriate Form D was filed in connection with the issuance of these shares.



ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


OVERVIEW

     The Company was incorporated on December 9, 1999 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock at a par value $0.001 per share. As at November 30, 2001 there were 9,282,400 shares outstanding. The Company is considered to be in the exploration stage. There is no assurance that reserves exist in its mineral claim until exploration work has been done and economic evaluation based on such work concludes economic feasibility.

     The Company has no revenue to date from the exploration of the Brookmount claim, and its ability to affect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Brookmount claim to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The company anticipates obtaining such funds from its officers and directors, from financial institutions or by way of the sale of its capital stock in the future, but there can be no assurances that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As at November 30, 2001, the Company had assets of $96, and $9,158 of liabilities. The liabilities include amounts payable of $3,950 for audit and accounting, transfer agent fees of $915 and other accounts payable of $1,058. There is an amount due to related parties of $3,235 which bears no interest and has no fixed terms of repayment.

     The Company has no contractual obligations for leasing premises, employment agreements or work commitments, other than assessment work on the Brookmount claim, and has made no commitments to acquire any asset of any nature.

     There has been no change in the Company's financial position since its last fiscal year other than the incurrence of normal operating costs such as accounting, audit and transfer agent's fees.

During  the  year,  the  Company  has  incurred  the  following  expenses:





                        Expenditure                     Amount
                       -----------------------------  --------
       Accounting and audit. . . . .  i                 $5,000
       Bank charges. . . . . . . . .                        13
       Edgar filings . . . . . . . .  ii                 1,773
       Management fees . . . . . .   iii                 6,000
       Office. . . . . . . . . . . . iv                    304
       Rent. . . . . . . . . . . . .  v                  2,400
       Telephone . . . . . . . . . .  vi                   600
       Transfer agent's fees . . .   vii                 1,125
                                                        ------
               Total expenses                         $ 17,215
                                                      ========

i. The Company accrued $500 in fees to its auditors, Sellers and Andersen LLC for the review of its Form 10-QSBs and $1,400 for the examination of the Form 10-KSB. In addition, the Company has accrued $450 each for its various Form 10-QSB and $750 for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSB.

ii. The Company paid and has accrued the following charges relating to filing of various form on Edgar:

          Form  10-SB  filed  on  December  27,  2000              $  1,173.00
          Form  10-QSB  filed  on  July  19,  2001                      200.00
          Form  10-QSB  filed  on  July  19,  2001                      200.00
          Form  10-QSB  filed  on  December  5, 2001 (accrued)          200.00
                                                                   $  1,773.00
                                                                      ========

iii. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or settling this debt by way of shares.

iv.  Photocopying, fax and courier charges.

v. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $200 as an expense with an offsetting credit to "Capital in Excess of Par Value".

vi. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

vii. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totalling $53. Included in this expense is the 2001 fee for list of officers and directors filed with the State of Nevada in the amount of $210. A credit of $338 is also included in this amount.

     The Company estimates the following funds will be required during the next twelve months to meet its obligations:





                                     Requirements    Current      Required
                                         for        Accounts     funds for
           Expenditures           twelve months     Payable   twelve months
          ---------------------  --------------  ---------  --------------
    Accounting and audit.   1     $   5,500      $    3,950     $    9,450
    Bank charges. . . . .               100               -            100
    Filing fees . . . . .   2           760             600          1,360
    Office. . . . . . . .   3           200             458            658
    Transfer agent's fees   4         1,600             915          2,515
                                       ---------  --------------    ------

       Estimated expenses.        $   8,160      $    5,923      $  14,083
                                ==============    =========  ==============




     No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated. In addition, the Company does not intend to pay any money to related parties until third party creditors have been paid.

1.   Accounting and auditing expense has been projected as follows:





             Filing                       Accountant   Auditors   Total
            ---------------------------  -----------  ---------  ------
    Form 10-QSB - Feb. 28, 2002           $    450     $   500   $  950
    Form 10-QSB - May 30, 2002.                450         500      950
    Form 10-QSB - Aug. 30, 2002                450         500      950
    Form 10-KSB - Nov. 30, 2002                750       1,900    2,650
                                         -----------  ---------  ------
                                          $  2,100   $   3,400  $ 5,500
                                         ===========  =========  ======




2. Filing fees will include the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated, based upon past charges, that the cost for each of the Form 10-QSBs will be $100 whereas the cost for filing the Form 10-KSB will be $200. Each year the Company is required to file a list of officers and directors with the State of Nevada at a cost of $260; increased over prior years.

3. Relates to photocopying, faxing and courier expenses estimated for the forthcoming year.

4. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $400.

     If the directors and officers no longer supply the required funds to the Company to cover the above noted expenses and are unable to raise funds from other sources, the Company may not be able to maintain the Brookmount property in good standing and meet its financial obligations. If this is the case, the Company might cease to exist as a going concern.

     In conjunction with the above paragraph, if international mineral prices decline over the next year, the Company might not be able to raise additional funds or attract a joint venture partner in assuming a percentage of the Brookmount claim. The Company will not be mining its claim for many years and maybe not at all.

     The Company does not anticipate acquiring any significant assets in the foreseeable future.

     At the present time, the Company has no contractual obligations for leasing premises. There are no employment agreements or work commitments on the Brookmount claim other than noted herein.

     At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time. The Company will use the services of consultants in the exploration of the Brookmount claim since it does not wish to retain employees over the winter months when little or no work can be done on the claim.

Results  of  Operations
-----------------------

     Since inception the Company has purchased the Brookmount claim but has not undertaken any exploration activities on the claim itself. The Company has no operating results.



                          ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are included following the signature page to this Form 10-KSB.



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


     From inception to date, the Company's principal accountant is Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to November 30, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of November 30, 2001, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.





                                                                   Term as
                                                                   Director
    Name                AGE                Position Held            Since
    -------------            --------------------------------        -----
  Fred Hallberg         73     President and Director                1999

  Yiu Lam Ko. .         43     Secretary-Treasurer and Director      1999

  John Vaughan.         53     Director                              1999

     Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

FRED HALLBERG, President of the Company, received his Secondary School diploma from Brantford C.V.S. in Brantford, Ontario in 1994. In 1995 he completed his first year of the Fire Protection Engineering Degree at Seneca College in Toronto, Ontario. In 1996, he took a position as Manager of the Aroma Coffee Bar and Eatery in Toronto, where he trained and supervised staff and monitored and maintained cash balances. He was promoted to Franchise Consultant with the Aroma Coffee Bar in 1997 where he is assisting new franchise owners with the operation of restaurants.

YIU LAM KO, Secretary Treasurer and Director of the Company was born in China. After moving to Vancouver, British Columbia, Canada, Mr. Ko entered into various sales services for Chinese Companies. In 1990 he became advertising manager for a Chinese newspaper located in Vancouver before becoming involved in 1996 in starting his own advertising and printing company.

JOHN VAUGHAN, Director of the Company, owned and operated several Radio Shack outlets in Toronto, Ontario from 1976 to 1979. In 1979 he moved into the restaurant business where he owned and managed Battalion Holdings Iinc., which ran five well- known and successful restaurants in Toronto. From Toronto, he moved to Montreal, Quebec in 1991, where he owns and operates several restaurants. He also runs a company that offers management consulting to the restaurant industry in Quebec.

     Although Fred Hallberg, Yiu Lam Ko and John Vaughan do not work full time for the Company, they plan to devote whatever time is required once the mineral property has an exploration program ready for its development. The President of the Company will spend approximately 10 hours a month on administration and planning for the Company's future exploration program while the Secretary Treasurer will work for 10 hours per month to prepare corporate documents. Once development of the Brookmount claim takes place, the President and Secretary Treasurer will find that their hours each month will increase although they will be relying upon mining professionals to undertake the exploration program on behalf of the Company.
..
     On March 28, 2003, Fred Hallberg, Yiu Lam Ko and John Vaughan resigned as directors of the Company. Norman Goodson and Vic Stillwell were appointed as new directors.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE  WITH  SECTION  16  (A)  OF  THE  EXCHANGE  ACT
----------------------------------------------------------

     The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

     The following table sets forth as at November 30, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.





Name                       Position                       Report to be Filed
-------------  --------------------------------           ------------------
Fred Hallberg         President and Director                      Form 3

Yiu Lam Ko. .         Secretary Treasurer and Director            Form 3

John Vaughan.         Director                                    Form 3

                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended November 30, 2001.

     The following table sets forth compensation paid or accrued by the Company for the last two years ended November 20, 2001:

                   SUMMARY COMPENSATION TABLE (2000 AND 2001)

                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                      Awards                     Payouts
--------------------                      ------                     -------




        (a)                 (b)      (c)     (e)        (f)         (g)      (h)       (i)
                                             Other    Restricted                    All other
                                             Annual    Stock      Options/   LTIP     compen-
                                              Comp.    awards       SAR     payouts   sation
Name and  Principal
     position. . .         Year     Salary    ($)       ($)          (#)      ($)        ($)
--------------------------  -------  -----------  ----------  --------  --------  ----  ----

Fred Hallberg . . . . . . .2000      -0-         -0-       -0-       -0-      -0-        -0-
President, and. . . . . .  2001      -0-         -0-       -0-       -0-      -0-        -0-
Director

Yiu Lam Ko                 2000      -0-         -0-       -0-       -0-      -0-        -0-
Secretary Treasurer. . .   2001      -0-         -0-       -0-       -0-      -0-        -0-
and Director

John Vaughan. . . . .      2000      -0-         -0-       -0-       -0-      -0-        -0-
Director. . . . . . . .    2001      -0-         -0-       -0-       -0-      -0-        -0-




BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

None

COMPENSATION  OF  DIRECTORS

None

TERMINATION  OF  EMPLOYMENT

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as at November 30, 2001, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






       Name and Address                                  Amount
        of Beneficial                 Nature of        of Beneficial    Percent
            Owner                     Ownership(1)       Ownership     of Class
------------------------------------  ------------  --------------  ---------
       FRED HALLBERG
       Apt 22 - 1106 Avenue Road
       Toronto, Ontario
        Canada, M4N 2 E1 . . . . . .  Direct           3,000,000 (2)     32.31 %

       YIU LAM KO
       203 - 8020 Ryan Road
       Richmond, B.C.
       Canada, V7A 2E4 . . . . . . .  Direct                NIL              0%

       JOHN VAUGHAN
       25A Claremont Avenue
       Pointe Claire, Quebec
       Canada, H9S 5C6 . . . . . . .  Direct             500,000 (2)        5.39%

       HUANG GUANG QUAN
       215 - 5471 Arcadia Road
       Richmond, British Columbia
       Canada, V7A 2E5 . . . . . . .  Direct              490,000           5.27%

       RAYMOND TANG
       871 - 1078 East 31st Street
       Vancouver, British Columbia
       Canada, V7A 2E5 . . . . . . .  Direct              600,000            6.46%

       TANG ZI MOND
       208 - 2150 Brunswick
       Vancouver, British Columbia
       Canada, V7A 2E5 . . . . . . .  Direct              475,000            5.12%


        LISA TANG
        205 - 8077 Alexandra Road
        Richmond, British Columbia
        Canada, V7A 2E5. . . . . . .  Direct              515,000            5.55%

        KIT FAN LEUNG
        830 - 1268 West Broadway
        Vancouver, British Columbia
        Canada, V6H 1G6. . . . . . .  Direct              500,000            5.39%

       All Officers and Directors
       as a Group ( 4 persons ). . .  Direct            3,500,000           37.70%

     (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

     (2) These shares are restricted since they were issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, the holders could sell one percent of the outstanding stock every three months. Therefore, the stock cannot be sold except in compliance with the provisions of Rule 144. All of the above noted stock has transfer instructions stamped on each certificate. None of the directors have applied for the release of any shares under Rule 144.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS  OF  MANAGEMENT

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS  WITH  PROMOTERS

     The Company does not have promoters and has no transactions with any promoters.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS






(a)  (1)   FINANCIAL STATEMENTS                                            Page
                                                                           ----

The following financial statements are included in this report:
Title of Document
--------------------

Report of Sellers and Andersen LLC, Certified Public Accountants . . . .    30

Balance Sheet as at November 30, 2001. . . . . . . . . . . . . . . . . .    31

Statement of Operations for the year ended November 30, 2001 and 2000 and the period December 9, 1999 (Date of Inception) to November 30, 2001. .32

Statement of Changes in Stockholders' Equity for the period from
     December 9, 1999 (Date of Inception) to November 30, 2001 . . . . .    33

Statement of Cash Flows for the year ended November 30, 2001 and 2000 and the period from December 9, 1999 (Date of Inception) to
      November 30, 2001                                                     34

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .    35


(a)  (2)    FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

3.   Certificate of Incorporation, Articles of Incorporation and By-laws

3.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on Decem

3.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on December

3.3  By-laws (incorporated by reference from the Company's Registration
     Statement on Form 10-SB filed on December 27, 2000)

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:

                          BROOKMOUNT  EXPLORATIONS  INC.
                                 (the  "Registrant")



                    By:           /s/  "Vic  Stilwell"
                    ----------------------------------
                                      Vic Stilwel
                                 President and Director



                    By:          /s/  "Norman  Goodson
                    ----------------------------------
                                     Norman Goodson
                            Secretary Treasurer and Director

                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Vic  Stilwell,  certify  that:

1. I have received this annual report of Form 10-KSB for the year ended November 30, 2001 of Brookmount Explorations Inc., the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, other than financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusion about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


                                        /s/  "Vic  Stilwell"
                                        --------------------
                                   Vic  Stilwell,  President  and  Director

                            PRESIDENT'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on the Form 10-KSB of Brookmount Explorations Inc. for the year ended November 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vic Stilwell, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1. The Annual Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                      /s/  "Vic  Stilwell"
                 -------------------------
                       Vic  Stilwell
                              President  and  Director

                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002


I,  Norman  Goodson,  certify  that:

1. I have received this annual report of Form 10-KSB for the year ended November 20, 2001 of Brookmount Explorations Inc., the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, other than financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusion about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


                              /s/  "Norman  Goodson"
                              ----------------------
                    Norman  Goodson,  Secretary  Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on the Form 10-KSB of Brookmount Explorations Inc. for the year ended November 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman Goodson, Secretary Treasurer and Director, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarvanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1. The Annual Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                      /s/  "Norman  Goodson"
                 ---------------------------
                           Norman  Goodson
                 Secretary  Treasurer  and  Director

ANDERSEN  ANDERSEN  &  STRONG, L.C.           941 East 3300 South, Suite 202
                                              Salt  Lake  City,  Utah  84106
                                               Telephone  801-486-0096
                                                  Fax  801-486-0098

The  Board  of  Directors
Brookmount  Explorations  Inc.
Vancouver,  B.C.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Brookmount Explorations Inc. (exploration stage company) as of November 30, 2001 and the statements of operations, stockholders' equity and cash flows for the years ended November 30, 2001 and 2000and the period December 9,1999 (date of inception) to November 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookmount Explorations Inc. at November 30, 2001 and the results of operations, and cash flows for the years ended November 30, 2001 and 2000 and the period December 9, 1999 (date of inception) to November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and does not have the necessary working capital for its planned activity, which raises doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  "Sellers and Andersen, LLC"


Salt  Lake  City,  Utah
May 12, 2003

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                                NOVEMBER 30, 2001





                                                                          NOVEMBER 30,
                                                                              2001
                                                                         --------------
ASSETS

CURRENT ASSETS

        Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          96
                                                                         --------------
                    Total Current Assets. . . . . . . . . . . . . . . .             96
                                                                         --------------

OTHER ASSETS

        Mineral claims - Note 3 . . . . . . . . . . . . . . . . . . . .              -
                                                                         --------------

                                                                         $          96
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable - related parties . . . . . . . . . . . . . .  $       3,235
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          5,923
                                                                         --------------

                    Total Current Liabilities . . . . . . . . . . . . .          9,158
                                                                         --------------

STOCKHOLDERS' EQUITY

         Common stock
                     200,000,000 shares authorized, at $0.001
                     par value, 9,282,400 shares issued and outstanding
                                                                                 9,282
         Capital in excess of par value . . . . . . . . . . . . . . . .         30,198

         Deficit accumulated during the exploration stage . . . . . . .        (48,542)
                                                                         --------------

                     Total Stockholders' Deficiency . . . . . . . . . .         (9,062)
                                                                         --------------

                                                                         $          96
                                                                         ==============







    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

                 FOR THE YEAR ENDED NOVEMBER 30, 2001 AND 2000,
                       AND FOR THE PERIOD DECEMBER 9, 1999
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2001






                          YEAR            YEAR
                         ENDED           ENDED        FROM INCEPTION
                      NOVEMBER 30,    NOVEMBER 30,    TO NOVEMBER 30,
                          2001            2000             2001
                     --------------  --------------  -----------------
REVENUES. . . . . .  $           -   $           -   $              -

EXPENSES. . . . . .         17,215          31,327             48,542
                     --------------  --------------  -----------------

NET LOSS. . . . . .  $     (17,215)  $     (31,327)  $        (48,542)
                     ==============  ==============  =================


NET LOSS PER
COMMON SHARE

Basic . . . . . . .  $           -   $           -
                     ==============  ==============

AVERAGE OUTSTANDING
SHARES

Basic . . . . . . .      9,282,400       9,282,400
                     ==============  ==============












   The accompanying notes are an integral part of these financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (AN EXPLORATION STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM DECEMBER 9, 1999 (DATE OF INCEPTION) TO
                                NOVEMBER 30, 2001





                                                               CAPITAL IN
                                          COMMON      STOCK     EXCESS OF    ACCUMULATED
                                          SHARES      AMOUNT    PAR VALUE      DEFICIT
                                        ----------  ----------  ----------  -------------
BALANCE, DECEMBER 9, 1999. . . . . . .           -   $     -  $        -     $      -

Issuance of common shares for cash
    at $0.001 - January 7, 2000. . . .   3,500,000     3,500           -            -

Issuance of common shares for  cash
    at $0.002 - February 10, 2000. . .   5,750,000     5,750       5,750            -

Issuance of common shares for cash
    at $0.20 - March 16, 2000. . . . .      32,400        32       6,448            -

Contributions to capital by officers -
    expenses . . . . . . . . . . . . .           -         -       9,000            -

Net operating loss for the year ended
    November 30, 2000. . . . . . . . .           -         -           -       (31,327)
                                      ----------  ----------  ----------  -------------

BALANCE, NOVEMBER 30, 2000 . . . . . .   9,282,400     9,282      21,198       (31,327)

Contributions to capital by officers -
    expenses . . . . . . . . . . . . .           -         -       9,000             -

Net operating loss for the year ended
    November 30, 2001. . . . . . . . .           -         -           -       (17,215)
                                      ----------  ----------  ----------  -------------

BALANCE, NOVEMBER 30, 2001 . . . . . .   9,282,400  $  9,282  $   30,198  $    (48,542)
                                      ==========  ==========  ==========  =============







    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

      FOR THE YEAR ENDED NOVEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM
            DECEMBER 9, 1999 (DATE OF INCEPTION) TO NOVEMBER 30, 2001

                       (Unaudited - Prepared by Management)





                                                       FOR THE         FOR THE       FROM INCEPTION
                                                      YEAR ENDED      YEAR ENDED           TO
                                                     NOVEMBER 30,    NOVEMBER 30,     NOVEMBER 30,
                                                         2001            2000             2001
                                                 ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $   (17,215)     $   (31,327)     $    (48,542)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
                party. . . . . . . . . . . . . . .          3,235               -             3,235
          Change in accounts payable . . . . . . .          5,109             814             5,923
          Capital contributions - expenses . . . .          9,000           9,000            18,000
                                                    --------------  --------------  ----------------

             Net Cash Increase (Decrease) from . .
                     Operations. . . . . . . . . .            129         (21,513)          (21,384)
                                                    --------------
CASH FLOWS FROM INVESTING
    ACTIVITIES:
                                                                -          21,480                 -
                                                    --------------  --------------  ----------------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .              -               -            21,480
                                                    --------------  --------------  ----------------

     Net Increase in Cash. . . . . . . . . . . . .            129            (33)                96

     Cash at Beginning of Period . . . . . . . . .           (33)              -                  -
                                                    --------------  --------------  ----------------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $         96   $         (33)  $             96
                                                    ==============  ==============  ================



SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES





    Contribution to capital by related parties - expenses - 2000-2002             $18,000




     The  accompanying notes are an integral part of these financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                NOVEMBER 30, 2001

1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on December 9, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value. The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage. (see note 3).

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

     Income Taxes
     -------------

     On November 30, 2001 the Company had a net operating loss carry forward of $48,542. The tax benefit of $14,563 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

     The loss carryforward expires starting in 2021 through 2023.

     Basic and Diluted Net Income (Loss) Per Share
     ---------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                NOVEMBER 30, 2001

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Capitalization of Mining Claims Costs
     -----------------------------------------------------

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

     Statement of Cash Flows
     -----------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Financial and Concentrations Risk
     ----------------------------------

     The Company does not have any concentration or related financial credit risk.

     Revenue Recognition
     -------------------

     Revenue is recognized on the sale and delivery of a product or the completion of a service.

     Advertising and Market Development
     ----------------------------------

     The Company expenses advertising and market development costs as incurred.

     Financial Instruments
     ----------------------

     The carrying amounts of financial instruments, including cash and accounts Payable, are considered by management to be their estimated fair values.

     Estimates and Assumptions
     ---------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                NOVEMBER 30, 2001


3.     MINERAL  CLAIM

       The Company acquired five mineral claims located in Chazel Township, Abitibi West County in the province of Quebec, with an expiration date of January 31, 2002.

       The claims have not been proven to have a commercially minable ore reserve and therefore all costs of explorations and retaining the properties have been expensed.

       The mineral claims expired on January 31, 2002 and were renewed until November 14, 2004.

4.     RELATED  PARTY  TRANSACTIONS

       Officer-directors acquired 38% of the common stock and have made contributions to capital by payment of expenses of $18,000.


5.   GOING  CONCERN

     The Company will need additional working capital to service its debt and to be successful in its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.