Form 10QSB
period 2002-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2003-06-20
CIK 1122993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          February  28,  2002
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

         For  the  transition  period  from                          to

         Commission  File  number               0-26709
                                                -------

                                BROOKMOUNT  EXPLORATIONS  INC.
                                ------------------------------
                 (Exact  name  of  registrant  as  specified  in  charter)


          Nevada                                                98-0382063
          ------                                     ---------------------
(State  or  other  jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                        Identification No.)

118  -  4320  Bell  Avenue
Burnaby, British Columbia, Canada                        V3J  1M7
---------------------------------                        ---------
(Address  of  principal executive offices)              (Zip Code)

                                        604-308-6152
                           -------------------------------------
               Registrant's  telephone  number,  including  area  code

                                          N/A
                                          ---
          (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  February  28,  2002
          ----------                    ----------------------------------------

    Common  Stock,  $0.001  per  share                  9,282,400
                                                        =========

                                      INDEX





                                                                           Page
                                                                         Number
                                                       ------------------------
PART 1.       FINANCIAL INFORMATION
    ITEM 1.   Financial Statements                                           3

              Balance Sheet as at February 28, 2002 . . . . . .              4

              Statement of Operations
                For the three months ended February 28, 2002 and 2001
                and the period from December 9, 1999 (Date of
                Inception) to February 28, 2002 . . . . . . . .              5

              Statement of Cash Flows
                For the three months ended February 28, 2002 and 2001
                and the period from December 9, 1999 (Date of
                Inception) to February 28, 2002 . . . . . . . .              6

              Notes to the Financial Statements .                            7

   ITEM 2..   Management's Discussion and Analysis or Plan of Operation     10

PART 11... .  OTHER INFORMATION                                             17

    ITEM 1. . LEGAL PROCEEDINGS                                             17

    ITEM 2.   CHANGES IN SECURITIES                                         17

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                               17

    ITEM 4. . SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS          17

    ITEM 5.   OTHER INFORMATION                                             17

    ITEM 6. . EXHIBITS AND REPORTS ON FORM 8-K                              17

              SIGNATURES. . . .                                        18 - 22

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Brookmount Explorations Inc. (an exploration stage company) at February 28, 2002 and the related statements of operations and statements of cash flow for the three months ended February 28, 2002 and 2001 and for the period from December 9, 1999 (date of incorporation) to February 28, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2002, are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                     FEBRUARY 28, 2002 AND NOVEMBER 30, 2001

                      (Unaudited - Prepared by Management)





                                                                             2002         2001
                                                                         ------------  -----------
ASSETS

CURRENT ASSETS

        Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        79   $       96
                                                                           ---------      --------
                    Total Current Assets. . . . . . . . . . . . . . . .           79           96
                                                                            --------       -------

                                                                         $        79   $       96
                                                                            ========       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable - related parties . . . . . . . . . . . . . .  $     3,235   $    3,235
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        8,329        5,923
                                                                            --------       -------
                    Total Current Liabilities . . . . . . . . . . . . .       11,564        9,158
                                                                            --------        ------

STOCKHOLDERS' EQUITY

         Common stock
             200,000,000 shares authorized, at $0.001
             par value, 9,282,400 shares issued and outstanding
                                                                               9,282        9,282
         Capital in excess of par value . . . . . . . . . . . . . . . .       32,448       30,198

         Deficit accumulated during the exploration stage . . . . . . .      (53,215)     (48,542)
                                                                             -------      --------
                     Total Stockholders' Deficiency . . . . . . . . . .      (11,485)      (9,062)
                                                                             -------       -------

                                                                         $        79   $       96
                                                                              ======       =======






    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001,
                       AND FOR THE PERIOD DECEMBER 9, 1999
                    (DATE OF INCEPTION) TO FEBRUARY 28, 2002

                      (Unaudited - Prepared by Management)






                      THREE MONTHS    THREE MONTHS
                         ENDED           ENDED        FROM INCEPTION
                      FEBRUARY 28,    FEBRUARY 28,    TO FEBRUARY 28,
                          2002            2001             2002
                     --------------  --------------  -----------------
REVENUES. . . . . .  $           -   $           -   $              -

EXPENSES. . . . . .          4,673           5,233             53,215
                          --------         -------            --------

NET LOSS. . . . . .  $     ( 4,673)  $     ( 5,233)  $       ( 53,215)
                          ========         =======            ========


NET LOSS PER
COMMON SHARE

Basic . . . . . . .  $           -   $           -
                           =======         ========

AVERAGE OUTSTANDING
SHARES

Basic . . . . . . .      9,282,400        9,282400
                           =======        ========















     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001 AND FOR THE PERIOD FROM
            DECEMBER 9, 1999 (DATE OF INCEPTION) TO FEBRUARY 28, 2002

                       (Unaudited - Prepared by Management)





                                                     FOR THE THREE    FOR THE THREE    FROM INCEPTION
                                                      MONTHS ENDED     MONTHS ENDED           TO
                                                     FEBRUARY 28,     FEBRUARY 28,      FEBRUARY 28,
                                                         2002             2001              2002
                                                    ---------------  ---------------- ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $       (4,673)  $       (5,233)  $       (53,215)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
                party. . . . . . . . . . . . . . .               -                -             3,235
          Change in accounts payable . . . . . . .           2,406            3,016             8,329
          Capital contributions - expenses . . . .           2,250            2,250            20,250
                                                          --------          -------           --------

             Net Cash Increase (Decrease) from . .
                     Operations. . . . . . . . . .            (17)               33           (21,401)
                                                           -------           -------          --------
CASH FLOWS FROM INVESTING
    ACTIVITIES                                                   -                -                 -
                                                           -------           -------           -------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .               -                -            21,480
                                                           -------           --------         --------

     Net Increase in Cash. . . . . . . . . . . . .             (17)              33                79

     Cash at Beginning of Period . . . . . . . . .              96              (33)                -
                                                          --------          --------         ---------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $           79   $            -   $            79
                                                          ========          ========         =========




SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES




    Capital contributions - expenses                       $2,250         $2,250       $ 20,250
                                                           ======         ======       ========





     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                FEBRUARY 28, 2002

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

     Income  Taxes
     -------------

     On February 28, 2002 the Company had a net operating loss carry forward of $53,215. The tax benefit of $15,965 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

     Earnings  (Loss)  Per  Share
     ----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                FEBRUARY 28, 2002

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

                                FEBRUARY 28, 2002

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

     The claims may be renewed by the Company by the completion of yearly assessment work of $6,000 Cdn. The mineral claims expired on January 31, 2002, but were renewed subsequent to the date of this financial statement on November 14, 2002.

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

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


FORWARD-LOOKING  STATEMENTS

This Quarterly Report on Form 10-QSB contains statements that constitute "forward-looking statements". These statements appear in a such places as "Management's Discussion and Analysis or Plan of Operation." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing metal prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, readers should refer to Risk Factors.

The attached financial statements are stated in United States dollars and are prepared using generally accepted accounting principles normally used in the United States of America.

RISK  FACTORS

 The Company's business is subject to numerous risk factors, including the following:

1.     PENNY  STOCK  RULES

Under Rule 15g-9, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to, or effect the purchase of a penny stock by any person unless:

     (1)  such sale or purchase is exempt from Rule 15g-9; or

     (2) prior to the transaction the broker or dealer has (a) approved the person's account for transactions in penny stocks in accordance with Rule 15g-9 and (b) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

10.     NO  OPERATING  HISTORY  OR  REVENUE  FROM  THE  BROOKMOUNT  CLAIM

The Company has had no operating history and has generated no revenues or earnings from the Brookmount claim. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss, which will increase continuously until the Brookmount claim proves to have an ore body and is commercially viable. There is no assurance that the Company can identify such ore body on its claim.

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

Mineral  Claims

As noted above, the Company owns one mineral property known as the "Brookmount" claim located in Chazel Township near Rouyn-Noranda, north western Quebec, Canada. The claim was staked on December 20, 1999 by George Fournier. The Company owns the rights to the minerals on the Brookmount property until November 14, 2004. The land itself is owned by the Province of Quebec (known as the "Crown").

The Company retained J.G. Burns, Professional Geologist, of Timmins, Ontario, to summarize the geology and mineral potential on its mineral claim near Rouyn-Noranda, Quebec. His report is dated February 23, 2000. The mineral claim was recorded 100% in the name of the Company on December 20, 1999 and subsequently registered with the Ministry of Mines for Quebec. The claim expired on January 31, 2002 without the Company doing any work on it. The claims were re-staked on November 14, 2002 under the record numbers of 1105191 to 1105195 and were again recorded in the Company's name.

The claim covers approximately 500 acres located within Chazel Township, 45 miles north north east from the city of Rouyn-Noranda, Quebec. Five claims located in Lots 50-54, Range III, Chazel Township, Abitibi West County, Quebec comprise the property. Assessment work of $6,000 must be submitted to the Ministry of Mines by September 15, 2004 or 60 days prior to the claim expiry date of November 14, 2004.

There has been no exploration work done on the property since the claims were staked on December 20, 1999.

Liquidity  and  Capital  Resources
----------------------------------

As at February 28, 2002, the Company had assets of $79 and liabilities of $11,564. The liabilities of $11,564 consist of amounts due to directors of $3,235 and accounts payable of $8,329, including amounts for accounting and auditing of $4,900, transfer agent, $2,192 and miscellaneous of $1,237.

During  the  year  to  date,  the  Company  has incurred the following expenses:





               Expenditures                           Amount
        Accounting and audit.    i                    $  950
        Bank charges. . . . .                             18
        Management fees . .  .  ii                     1,500
        Office. . . . . . . .   iii                      177
        Rent. . . . . . . .  .  iv                       600
        Telephone . . . . .  .  v                        150
        Transfer agent's fees   vi                     1,278
                                                      ------

            Total expenses                         $   4,673
                                                   =========




i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of this Form 10-QSB. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii. The Company does not compensate its directors for the service they perform for the Company since it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or settling this debt by way of shares.

iii.    Faxing,  photocopying  and  courier  expenses.

iv. The Company does not incur any rental expense since it uses the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $200 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

v. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

vi. During the period the Company renewed its annual billing from the Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. The Company has also accrued interest charges of $78 on the balance payable.

The Company estimates that the following funds will be required during the next twelve months to meet its obligations:






                            Requirements for    Current Accounts     Required funds for
     Expenditures              Twelve Months        Payable             Twelve Months
----------------------  -----------------  -------------------------  --------------
Accounting and audit .    1  $      5,500  $        4,900               $     10,400
Bank charges . . . . .                100               -                        100
Exploration and filing    2           533               -                        533
Filing fees. . . . . .    3           760             600                      1,360
Office . . . . . . . .    4           200             636                        836
Transfer agent's fees.    5         1,600           2,193                      3,793
                                  -------------------------  --------------  -------

Estimated expenses . .  $           8,693  $        8,329                $    17,022
                         =================  =========================  ==============




No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash oriented.

1. Presently the Company accrues $450 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountants.

2.    The  Company  will  have  to pay $533 for re-staking the claims this year.

3. The Company charges $200 for the filing of its Form 10-KSB and $100 for each of its 10-QSB's. In addition, the State of Nevada charges $260 for filing the list of directors and officers each year.

4.    Estimate  of  future  photocopying,  faxing  and  courier  charges.

5. Each year, the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest of $400 accrued on the outstanding balance.

If directors and officers no longer supply the required funds to the Company to pay the above noted cash requirements and to maintain the Brookmount claim in good standing, there is the possibility that the Company will eventually cease to be a going concern.

The Company does not anticipate acquiring any significant assets in the foreseeable future.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time.

Results  of  Operations
-----------------------

To date the Company has had no operations and has not attempted to undertake an exploration program on the Brookmount claim.

PART  11.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its mineral claim. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claim.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

There  has  been  no  change  in  securities  since the Company fiscal year end.

ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

No  report  is  required.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to the security holders during the current period.

ITEM  5.     OTHER  INFORMATION

Not  applicable.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND SECTION 14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.


     1.   Certificate of Incorporation, Articles of Incorporation and By-laws

     1.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on December 27,
          2000).

     1.2 Articles of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on December 27,
          2000).

     1.3 By laws (incorporated by reference from the Company's Registration Statement on Form 10-SB filed on December 27, 2000).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          BROOKMOUNT EXPLORATIONS INC.
                                   (Registrant)



                           By:     /s/  "Vic Stilwell"
                           ---     -------------------
                                      Vic Stilwell
                                  President and Director





                           By:     /s/ "Norman Goodson
                           ---     -------------------
                                     Norman Goodson
                              Secretary Treasurer and Director

                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Vic  Stilwell,  certify  that:

1. I have received this quarterly report of Form 10-QSB of Brookmount Explorations Inc., the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, other than financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusion about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


                                           /s/  "Vic  Stilwell"
                                         ----------------------------
                                    Vic  Stilwell,  President  and  Director

                            PRESIDENT'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the three months ended February 28, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Vic Stilwell, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                           /s/  "Vic  Stilwell"
                                              ----------------------
                                                Vic  Stilwell
                                             President  and  Director

                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Norman  Goodson,  certify  that:

1. I have received this quarterly report of Form 10-QSB of Brookmount Explorations Inc., the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, other than financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusion about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.



                                          /s/  "Norman  Goodson"
                                        ------------------------
                                 Norman  Goodson,  Secretary  Treasurer  and
                                                    Director

                       SECRETARY TREASURER'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the three months ended February 28, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Norman Goodson, Secretary Treasurer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1.    The  Quarterly  Report  fully complies with the requirements of Section 13
(a)  or  15  (d)  of  the  Securities  and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                         /s/  "Norman  Goodson"
                                         -----------------------------
                                                Norman  Goodson
                                        Secretary  Treasurer  and  Director