Form 10QSB
period 2002-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2003-06-20
CIK 1122993

23

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM  10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended          May  31,  2002
                                                      --------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

         For  the  transition  period  from                          to

         Commission  File  number               0-26709
                                                -------

                            BROOKMOUNT  EXPLORATIONS  INC.
                            ------------------------------
             (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                            98-0382063
          ------                                     -----------------
(State  or  other  jurisdiction of                    (I.R.S. Employer
incorporation  or  organization)                   Identification No.)

118  -  3420  Bell  Avenue
Burnaby,  British Columbia, Canada                         V3J  1M7
----------------------------------                       --------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  May  31,  2002
          ----------                    -----------------------------------

  Common  Stock,  $0.001  per  share                  9,282,400
                                                      =========

                                      INDEX





                                                                          Page
                                                                        Number
                           ---------------------------------------------------
PART 1.         FINANCIAL INFORMATION
    ITEM 1. .   Financial Statements                                        3

                Balance Sheet as at May 31, 2002 . . . . . . .              4

                Statement of Operations
                   For the three months ended May 31, 2002 and 2001,
                   for the six months ended May 31, 2002 and 2001
                   and the period from December 9, 1999 (Date of
                   Inception) to May 31, 2002 . . . . . . . . . .            5

                Statement of Cash Flows
                   For the six months ended May 31, 2002 and 2001
                   and the period from December 9, 1999 (Date of
                   Inception) to May 31, 2002        .. . . . . .            6

                Notes to the Financial Statements. . . . . . . . . . .       7

     ITEM 2. .  Management's Discussion and Analysis or Plan of Operation   10

PART 11. . . .  OTHER INFORMATION                                           17

     ITEM 1. .  LEGAL PROCEEDINGS                                           17

     ITEM 2. .  CHANGES IN SECURITIES                                       17

     ITEM 3. .  DEFAULTS UPON SENIOR SECURITIES                             17

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITIES HOLDERS                                       17

     ITEM 5. . .OTHER INFORMATION                                           17

     ITEM 6. .  EXHIBITS AND REPORTS ON FORM 8-K                            17

                SIGNATURES . .                                           18-22

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Brookmount Explorations Inc. (an exploration stage company) at May 31, 2002 and the related statements of operations and statements of cash flow for the three and six months ended May 31, 2002 and 2001 and for the period from December 9, 1999 (date of incorporation) to May 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2002, are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                       MAY 31, 2002 AND NOVEMBER 30, 2001

                      (Unaudited - Prepared by Management)





                                                                           MAY 31,      NOVEMBER 30,
                                                                             2002           2001
                                                                         ------------  --------------
ASSETS

CURRENT ASSETS

        Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        62   $          96
                                                                             -------        ---------
                    Total Current Assets. . . . . . . . . . . . . . . .           62              96
                                                                             -------        ---------

                                                                         $        62   $          96
                                                                             =======        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable - related parties . . . . . . . . . . . . . .  $     3,235   $       3,235
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        9,427           5,923
                                                                             -------       ------ ---
                    Total Current Liabilities . . . . . . . . . . . . .       12,662           9,158
                                                                              ------       ----------

STOCKHOLDERS' EQUITY

         Common stock
             200,000,000 shares authorized, at $0.001
             par value, 9,282,400 shares issued and outstanding
                                                                               9,282           9,282
         Capital in excess of par value . . . . . . . . . . . . . . . .       34,698          30,198

         Deficit accumulated during the exploration stage . . . . . . .      (56,580)        (48,542)
                                                                             -------       ----------
                     Total Stockholders' Deficiency . . . . . . . . . .      (12,600)         (9,062)
                                                                             -------       ----------

                                                                         $        62   $          96
                                                                             =======       ==========







    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2002 AND 2001,
                       AND FOR THE PERIOD DECEMBER 9, 1999
                       (DATE OF INCEPTION) TO MAY 31, 2002

                      (Unaudited - Prepared by Management)





                                                        SIX          SIX
                      THREE MONTHS    THREE MONTHS     MONTHS       MONTHS
                         ENDED           ENDED          ENDED        ENDED      FROM INCEPTION
                        MAY 31,         MAY 31,        MAY 31,      MAY 31,       TO MAY 31,
                          2002            2001          2002         2001            2002
                     --------------  --------------  -----------  -----------  ----------------
REVENUES. . . . . .  $           -   $           -   $        -   $        -   $             -

EXPENSES. . . . . .          3,365           3,324        8,037        8,557            56,580
                          --------         -------      -------      -------          ---------

NET LOSS. . . . . .  $     ( 3,365)  $     ( 3,324)  $   (8,037)  $   (8,557)  $      ( 56,580)
                          ========         =======      =======      =======          =========


NET LOSS PER
COMMON SHARE

Basic . . . . . . .  $           -   $           -   $        -   $        -
                          ========         =======       ======        ======

AVERAGE OUTSTANDING
SHARES

Basic . . . . . . .      9,282,400       9,282,400    9,282,400    9,282,400
                        ==========       =========    =========     ========

















     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     FOR THE SIX MONTHS ENDED MAY 31, 2002 AND 2001 AND FOR THE PERIOD FROM
              DECEMBER 9, 1999 (DATE OF INCEPTION) TO MAY 31, 2002

                       (Unaudited - Prepared by Management)





                                                     FOR THE SIX     FOR THE SIX     FROM INCEPTION
                                                     MONTHS ENDED    MONTHS ENDED          TO
                                                       MAY 31,         MAY 31,           MAY 31,
                                                         2002            2001             2002
                                                                                    ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $      (8,038)  $      (8,557)  $       (56,580)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
                party. . . . . . . . . . . . . . .              -           1,300             3,235
          Change in accounts payable . . . . . . .          3,504           2,877             9,427
          Capital contributions - expenses . . . .          4,500           4,500            22,500
                                                         --------         -------           --------

             Net Cash Increase (Decrease) from . .
                     Operations. . . . . . . . . .            (34)            120           (21,418)

                                                         --------          ------           -------
CASH FLOWS FROM INVESTING
    ACTIVITIES:
                                                                -               -                 -
                                                         --------         -------           --------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .              -               -            21,480
                                                        ---------        --------          ---------

     Net Increase in Cash. . . . . . . . . . . . .            (34)            120                62

     Cash at Beginning of Period . . . . . . . . .             96               -                 -
                                                        ---------        ---------         ---------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $          62   $         120   $            62
                                                       ==========        ========          =========



SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES





    Capital contributions - expenses                     $4,500           $4,500      $22,500
                                                         ======           ======      =======




     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  MAY 31, 2002

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

     Income  Taxes
     -------------

     On May 31, 2002 the Company had a net operating loss carry forward of $56,580. The tax benefit of $16,974 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

     Earnings  (Loss)  Per  Share
     ----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                  MAY 31, 2002

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

                                  MAY 31, 2002

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

     The claims may be renewed by the Company by the completion of yearly assessment work of $6,000 Cdn or by the payment of $6,000 Cdn. The mineral claims expired on January 31, 2002, but were renewed subsequent to the date of this financial statement on November 14, 2002.

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

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


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

 The Company's business is subject to numerous risk factors, including the following:

1.     PENNY  STOCK  RULES

Under Rule 15g-9, a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to, or effect the purchase of a penny stock by any person unless:

     (1)  such  sale  or  purchase  is  exempt  from  Rule  15g-9;  or

     (2) prior to the transaction the broker or dealer has (a) approved the person's account for transactions in penny stocks, in accordance with Rule 15g-9 and (b) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

Brookmount  Mineral  Claim
--------------------------

The Company owns one mineral property known as the "Brookmount" claim located in Chazel Township near Rouyn-Noranda, north western Quebec, Canada. The claim was staked on December 20, 1999 by George Fournier. The Company owns the rights to the minerals on the Brookmount property until November 14, 2004. The land, itself, is owned by the Province of Quebec (known as the "Crown").

The Company retained J.G. Burns, P. Geo., of Timmins, Ontario, to summarize the geology and mineral potential on its mineral claim near Rouyn-Noranda, Quebec. His report is dated February 23, 2000. The mineral claim was recorded 100% in the name of Brookmount on December 20, 1999 and subsequently registered with the Ministry of Mines for Quebec. The claims expired on January 31, 2002, and were re-staked on November 14, 2002 with the numbers 1105191 to 1105195.

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

There has been no exploration work done on the property since the claim was staked on December 20, 1999.

Liquidity  and  Capital  Resources
----------------------------------

As at May 31, 2002, the Company had assets of $62 and liabilities of $12,662. The liabilities of $12,662 consist of amounts due to directors of $3,235 and accounts payable of $9,427, including amounts for accounting and auditing of $5,850, transfer agent, $2,293 and miscellaneous of $1,284.

During  the  year  to  date,  the  Company  has incurred the following expenses:





          Expenditures                          Amount
      Accounting and audit.          i          $1,900
      Bank charges. . . . .                         34
      Management fees . . .         ii           3,000
      Office. . . . . . .       .  iii             225
      Rent. . . . . .       .    .  iv           1,200
      Telephone . . . . .        .  v              300
      Transfer agent's fees         vi           1,378
                                                ------

               Total expenses                $   8,037
                                             =========




i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of each Form 10-QSB. It has accrued $1,000 for two quarters incurred to date in this fiscal year. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB. The Company has accrued $900 for two quarters.

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

iii. Faxing, photocopying and courier expenses in current during the last six months.

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

vi. During the period the Company renewed its annual billing from the Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. The Company has also accrued interest charges of $178 on the balance payable.

The Company estimates that the following funds will be required during the next twelve months to meet its obligations:






                                  Requirements for   Current Accounts    Required funds for
         Expenditures              Twelve Months         Payable           Twelve Months
----------------------  -----------------  -------------------------  --------------
Accounting and audit .     1       $      5,550  $        5,850           $    11,400
Bank charges . . . . .                      100               -                   100
Exploration and filing     2                533               -                   533
Filing fees. . . . . .     3                760             600                 1,360
Office . . . . . . . .     4                200             684                   884
Transfer agent's fees.     5              1,600           2,293                 3,893
                                   -------------------------  --------------  -------

     Estimated expenses .       .  $      8,743   $       9,427           $    18,170
                         =================  =========================  ==============




No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash oriented.

1. Presently the Company accrues $450 for its accountant (to be increased to $500 for with the start of the next fiscal period) and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountants.

2. The Company will have to pay $533 for re-staking the claims in fall of this year.

3. The Company charges $200 for the filing of its Form 10-KSB and $100 for each of its 10-QSB's. In addition, the State of Nevada charges $260 for filing the list of directors and officers each year.

4.    Relates  to  estimated  cost  of  photocopying,  faxing  and  courier.

5. Each year, the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest of $400 accrued on the outstanding balance.

If directors and officers no longer supply the required funds to the Company to pay the above noted expenses and to maintain the Brookmount claim in good standing, there is the possibility that the Company will eventually cease to be a going concern.

The Company does not anticipate acquiring any significant assets in the foreseeable future.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees at this time.

Results  of  Operations
-----------------------

To  date  the  Company  has  had  no  operations.

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



                           BROOKMOUNT EXPLORATIONS INC.
                                   (Registrant)


June 18, 2003
                           By:     /s/  "Vic Stilwell"
                           ---     -------------------
                                      Vic Stilwell
                                  President and Director



June 18, 2003

                           By:     /s/ "Norman Goodson
                           ---     -------------------
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

June 18, 2003
                                                    /s/  "Vic  Stilwell"
                                                    --------------------
                                        Vic  Stilwell,  President  and  Director

                            PRESIDENT'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the six months ended May 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Vic Stilwell, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

     1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

     2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


June 18, 2003
                                             /s/  "Vic  Stilwell"
                                            ---------------------
                                                  Vic  Stilwell
                                              President  and  Director

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


June 18, 2003
                                        /s/  "Norman  Goodson"
                                        ----------------------
                                 Norman  Goodson,  Secretary  Treasurer  and
                                                    Director

                       SECRETARY TREASURER'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the six months ended May 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Norman Goodson, Secretary Treasurer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


June 18, 2003
                                                /s/  "Norman  Goodson"
                                                ----------------------
                                                      Norman  Goodson
                                             Secretary  Treasurer  and  Director