Form 10QSB
period 2002-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2003-06-23
CIK 1122993

20

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM  10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended          August  31,  2002
                                                      -----------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

         For  the  transition  period  from                          to

         Commission  File  number               0-26709
                                                -------

                             BROOKMOUNT  EXPLORATIONS  INC.
                             ------------------------------
               (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                            98-0382063
         ------                                          -----------------
(State  or  other  jurisdiction of                       (I.R.S. Employer
incorporation  or  organization)                        Identification No.)

118  -  3420  Bell  Avenue
Burnaby, British Columbia, Canada                           V3J  1M7
---------------------------------                      ----------------
(Address  of  principal executive offices)                 (Zip Code)

                                             604-308-6152
                          -------------------------------------------
                   Registrant's  telephone  number,  including  area  code

                                              N/A
                    -----------------------------
          (Former  name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                      Outstanding  as  of  August  31,  2002
          ----------                    --------------------------------------

   Common  Stock,  $0.001  per  share                  9,282,400
                                                       =========

                                      INDEX





                                                                               Page
                                                                             Number
                                  -------------------------------------------------
PART 1.       FINANCIAL INFORMATION
    ITEM 1.   Financial Statements                                              3

              Balance Sheet as at August 31, 2002                               4

              Statement of Operations
                 For the three months ended August 31, 2002 and 2001,
                 for the nine months ended August 31, 2002 and 2001
                 and the period from December 9, 1999 (Date of
                 Inception) to August 31, 2002            . . . . .             5

              Statement of Cash Flows
                 For the nine months ended August 31, 2002 and 2001
                 and the period from December 9, 1999 (Date of
                 Inception) to August 31, 2002            . . . . .             6

              Notes to the Financial Statements. . . . .                        7

    ITEM 2. . Management's Discussion and Analysis of Operation                10

PART 11. . .  OTHER INFORMATION                                                17

    ITEM 1. . LEGAL PROCEEDINGS                                                17

    ITEM 2.   CHANGES IN SECURITIES                                            17

    ITEM 3. . DEFAULTS UPON SENIOR SECURITIES                                  17

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF.SECURITIES HOLDERS            17

    ITEM 5.   OTHER INFORMATION                                                17

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 17

              SIGNATURES . . . . . . . . . .                              19 - 23


                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Brookmount Explorations Inc. (an exploration stage company) at August 31, 2002 and the related statements of operations and statements of cash flow for the three and nine months ended August 31, 2002 and 2001 and for the period from December 9, 1999 (date of incorporation) to August 31, 2002 have been prepared by the Company's management in conformity with accounting principles accepted in the United States of America and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2002, are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                      AUGUST 31, 2002 AND NOVEMBER 30, 2001

                      (Unaudited - Prepared by Management)





                                                                          AUGUST 31,    NOVEMBER 30,
                                                                             2002           2001
                                                                          ----------    ------------
ASSETS

CURRENT ASSETS

        Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        21   $          96
                                                                          ----------       ----------
                    Total Current Assets. . . . . . . . . . . . . . . .           21              96
                                                                          ----------       ----------
                                                                         $        21   $          96
                                                                          ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable - related parties . . . . . . . . . . . . . .  $     3,580   $       3,235
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       10,982           5,923
                                                                            --------       ----------
                    Total Current Liabilities . . . . . . . . . . . . .       14,562           9,158
                                                                             -------       ----------

STOCKHOLDERS' EQUITY

         Common stock
              200,000,000 shares authorized, at $0.001
              par value, 9,282,400 shares issued and outstanding
                                                                               9,282           9,282
         Capital in excess of par value . . . . . . . . . . . . . . . .       36,948          30,198

         Deficit accumulated during the exploration stage . . . . . . .      (60,771)        (48,542)
                                                                            ---------       ---------
                     Total Stockholders' Deficiency . . . . . . . . . .      (14,541)         (9,062)
                                                                            ---------       ---------

                                                                         $        21   $          96
                                                                            =========       =========







    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2002 AND 2001,
                       AND FOR THE PERIOD DECEMBER 9, 1999
                     (DATE OF INCEPTION) TO AUGUST 31, 2002

                      (Unaudited - Prepared by Management)






                                                         NINE         NINE
                      THREE MONTHS    THREE MONTHS      MONTHS        MONTHS
                         ENDED           ENDED          ENDED         ENDED       FROM INCEPTION
                       AUGUST 31,      AUGUST 31,     AUGUST 31,    AUGUST 31,    TO AUGUST 31,
                          2002            2001           2002          2001            2002
                     -------------    -----------     ----------    ----------     --------------
REVENUES. . . . . .  $           -   $           -   $         -   $         -   $             -

EXPENSES. . . . . .          4,191           3,961        12,229        12,518            60,771
                         ---------        --------       -------       -------          ---------

NET LOSS. . . . . .  $     ( 4,191)  $     ( 3,961)  $   (12,229)  $   (12,518)  $       (60,771)
                         =========        ========       ========      =======          =========


NET LOSS PER
COMMON SHARE

Basic . . . . . . .  $           -   $           -   $         -   $         -
                         =========       =========     =========     ==========

AVERAGE OUTSTANDING
SHARES

Basic . . . . . . .      9,282,400       9,282,400     9,282,400     9,282,400
                         =========       =========     =========     =========












     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001 AND FOR THE PERIOD FROM
             DECEMBER 9, 1999 (DATE OF INCEPTION) TO AUGUST 31, 2002

                       (Unaudited - Prepared by Management)





                                                     FOR THE NINE    FOR THE NINE    FROM INCEPTION
                                                     MONTHS ENDED    MONTHS ENDED          TO
                                                      AUGUST 31,      AUGUST 31,       AUGUST 31,
                                                         2002            2001             2002
                                                                                    ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $     (12,229)  $     (12,518)  $       (60,771)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
                party. . . . . . . . . . . . . . .            345           2,510             3,580
          Change in accounts payable . . . . . . .          5,059           3,359            10,982
          Capital contributions - expenses . . . .          6,750           6,750            24,750
                                                          -------         -------            -------

             Net Cash Increase (Decrease) from . .
                     Operations. . . . . . . . . .           (75)             101           (21,459)
                                                          -------         -------           --------
CASH FLOWS FROM INVESTING
    ACTIVITIES:                                                 -               -                 -
                                                          -------         -------           --------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .              -               -            21,480
                                                           ------         --------         ---------

     Net Increase in Cash. . . . . . . . . . . . .            (75)            101                21

     Cash at Beginning of Period . . . . . . . . .             96               -                 -
                                                          -------         --------          --------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $          21   $         101   $            21
                                                          =======         =======           ========



SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES





    Capital contributions - expenses                    $6,750           $6,750         $24,750
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

                                 AUGUST 31, 2002

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

     Income  Taxes
     -------------

     On August 31, 2002 the Company had a net operating loss carry forward of $60,771. The tax benefit of $18,231 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

     Earnings  (Loss)  Per  Share
     ----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                 AUGUST 31, 2002

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

                                 AUGUST 31, 2002

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

     The claims may be renewed by the Company by the completion of yearly assessment work of $6,000 Cdn or by the payment of $6,000 Cdn. The claims expired on January 31, 2002, but were renewed subsequent to the date of this financial statement on November 14, 2002.

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

13.     TITLE  TO  THE  PROERTY

It is possible that the Company's title to the Brookmount claim in which it has the mineral rights will be challenged by third parties.

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

The Company retained J.G. Burns, P. Geo., of Timmins, Ontario, to summarize the geology and mineral potential on its mineral claim near Rouyn-Noranda, Quebec. His report is dated February 23, 2000. The mineral claim was recorded 100% in the name of Brookmount on December 20, 1999 and subsequently registered with the Ministry of Mines for Quebec. The claim expired on January 31, 2002 and was re-staked on November 14, 2002 with the numbers 1105191 to 1105195.

The claims cover approximately 500 acres located within Chazel Township, 45 miles north north east from the city of Rouyn-Noranda, Quebec. Five claims located in Lots 50-54, Range III, Chazel Township, Abitibi West County, Quebec comprise the property. Assessment work of $6,000 must be submitted to the Ministry of Mines by September 15, 2004 or 60 days prior to the claims expiry date of November 14, 2004. There has been no exploration work done on the property since the claim was staked on December 20, 1999.

Liquidity  and  Capital  Resources
----------------------------------

As at August 31, 2002, the Company had assets of $21 and liabilities of $14,562. The liabilities of $14,562 consist of amounts due to directors of $3,580 and accounts payable of $10,982, including amounts for accounting and auditing of $6,800, transfer agent, $2,398, Edgar filing fees of $1,100 and miscellaneous of $684.

During  the  year  to  date,  the  Company  has incurred the following expenses:





            Expenditures                              Amount
      Accounting and audit.       i                   $2,850
      Bank charges. . . . .                               50
      Edgar filings . . .     .  ii                      500
      Legal fees. . . . . .     iii                      345
      Management fees . .    .  iv                     4,500
      Office. . . . . . . .      v                       251
      Rent. . . . . . . .    .  vi                     1,800
      Telephone . . . .    . .  vii                      450
      Transfer agent's fees    viii                    1,483
                                                      ------

             Total expenses                         $ 12,229
                                                     ========




i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of this Form 10-QSB. It has accrued $1,500 for three quarters during this current fiscal year. In addition, the Company has accrued $450 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB. It has accrued $1,350 for three quarters.

ii. The Company has accrued $200 for the November 31, 2001 10-KSB and $100 each for the February, May and August 2002 Form10-QSB filings on Edgar.

iii. The Company has accrued $345 payable to a director for legal fees he paid on behalf of the Company for an attorney to review certain corporate documents.

iv. The Company does not compensate its directors for the service they perform for the Company since it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or settling this debt by way of shares.

v.    Faxing,  photocopying  and  courier  expenses.

vi. The Company does not incur any rental expense since it uses the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $200 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vii. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

viii. During the period the Company renewed its annual billing from the Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. The Company has also accrued interest charges of $283 on the balance payable.

The Company estimates the following funds will be required during the next twelve months to meet its obligations:





                                     Requirements for  Current Accounts     Required funds for
       Expenditures                   Twelve Months        Payable            Twelve Months
---------------------------  -----------------  -------------------------    --------------
Accounting and audit. . . .   1     $    5,600         $     6,800           $       12,400
Bank charges. . . . . . . .                100                   -                      100
Exploration and filing fees   2            533                   -                      533
Filing fees . . . . . . . .   3            760               1,100                    1,860
Office. . . . . . . . . . .   4            200                 684                      884
Transfer agent's fees . . .   5          1,600               2,398                    3,998
                                         -------------------------  --------------  -------

Estimated expenses. . . . .  $           8,793        $     10,982           $       19,775
                                =================  =========================  ==============




No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash oriented.

1.    Presently  the  Company  accrues  $500 for its accountant ($450 for August
2002) and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountants.

2. The Company will have to paid $533 for re-staking the Brookmount claim in the fall.

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

If directors and officers no longer supply the required funds to the Company to meet the above noted financial obligations and to re-stake the Brookmount claim, there is the possibility that the Company will eventually cease to be a going concern.

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

June 18, 2003
                                           /s/  "Vic  Stilwell"
                                   ----------------------------
                                 Vic  Stilwell,  President  and  Director

                            PRESIDENT'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the nine months ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Vic Stilwell, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

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

June 18, 2003
                                          /s/  "Norman  Goodson"
                                        ------------------------
                                 Norman  Goodson,  Secretary  Treasurer  and
                                                Director

                       SECRETARY TREASURER'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the nine months ended August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Norman Goodson, Secretary Treasurer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

June 18, 2003

                                            /s/  "Norman  Goodson"
                                     -----------------------------
                                               Norman  Goodson
                                      Secretary  Treasurer  and  Director