Form 10KSB
period 2002-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2003-06-23
CIK 1122993

37

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          November  30,  2002
                                               -------------------

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

     None
     ----
(Title  of  Class)

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

As at November 30, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be $0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                    (APPLICABLE ONLY TO CORPORATE COMPANIES)

As of November 30, 2002, the Company has 9,282,400 shares of common stock issued and outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS






PART 1                                                                  Page
--------------------------------------    -------------------------------
ITEM 1.. . . .DESCRIPTION OF BUSINESS                                      4

ITEM 2.. . .  DESCRIPTION OF PROPERTY                                      9

ITEM 3.. .    LEGAL PROCEEDINGS                                           13

ITEM 4..    . SUBMISSION OF MATTERS TO VOTE OF
 . . . .        SECURITIES HOLDERS                                        14

PART II
--------------------------------------

ITEM 5.. .   .MARKET FOR COMMON EQUITY AND
 .               RELATED STOCKHOLDER MATTERS                             14

ITEM 6.. .    MANAGEMENT'S DISCUSSION AND ANALYSIS
 .               OR PLAN OF OPERATION                                    15

ITEM 7.. . .  FINANCIAL STATEMENTS                                       18


ITEM 8.. .  . CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING. AND
                FINANCIAL DISCLOSURE                                     18

PART III
--------------------------------------


ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS,
                PROMOTERS, AND CONTROL PERSONS,
                COMPLIANCE WITH SECTION 16 (a) OF THE
                EXCHANGE ACT                                             19

ITEM 10. . .  EXECUTIVE COMPENSATION                                     21

ITEM 11. .    SECURITY OWNERSHIP OF CERTAIN
                BENEFICAL OWNERS AND MANAGEMENT                          22

ITEM 12. .   .CERTAIN RELATIONSHIPS AND RELATED
.. .             TRANSACTIONS                                             23

PART IV
--------------------------------------

ITEM 13. . .   EXHIBITS AND REPORTS                                      25

               SIGNATURES . . . . . . . ..                            26-30

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

     The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2002 there were 9,282,400 shares outstanding.

     The Company is in the exploration stage and hopes to seek a quotation on the OTC Bulletin Board or the new BBX Exchange. To date it has not made an application to file the required forms with the NASD. Management cannot guarantee that the Company will ever be quoted on either of the above noted exchanges or any other exchange.

     The Company is engaged in the exploration, and if warranted, the development of mineral properties. The Company presently has the mineral rights to five mineral claims called the "Brookmount" claims located in Chazel Township, Abitibi West County, Quebec.

     J.G. Burns & Associates of Timmins, Ontario were retained by the Company to write a geological report on these claims. The claims are in good standing until November 14, 2004.

     No ore body has been discovered on the Brrokmount claim since the Company has not yet undertaken any exploration activities on the claim itself. Even with a major exploration program there is no assurance an ore body will be discovered. Presently, the Company does not have sufficient funds to undertake any further exploration activities unless it obtains funds from its directors and officers, seeks funds from a financial institution or issues shares from treasury. At the present time, the directors do not know which type of funding they will attempt to attract for the Company.

     The Company has no sources of revenue either from the Brookmount claim or any other asset.

     The Company will have to adhere to certain governmental regulations regarding mining when, and if, it makes a decision to develop the Brookmount claim. At present, there are few, if any, requirements during the exploration stage.

     The Company does not have any full time employees and the directors and officers devote such time as is required to the affairs of the Company. Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.

     The Company has not yet delivered any annual reports to its shareholders. Once it has obtained a quotation on either the OTCBB or BBX Exchange, which might never happen, it will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

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

PLANNED  BUSINESS

FORWARD-LOOKING  STATEMENTS

     This Annual Report on Form 10-K contains statements that constitute "forward-looking statements". These statements appear in such places as "Management's Discussion and Analysis or Plan of Operation." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,""plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, new or modified statutory or regulatory requirements and changing metal prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, readers should refer to Risk Factors.

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

13.     TITLE  TO  THE  PROERTY

     It is possible the Company's title to the Brookmount claim, in which it has the mineral rights, will be challenged by third parties.

     The Company has not obtained title insurance for the Brookmount claim. It is possible that the title to the Brookmount claim may be challenged or impugned.

14.     COMPETITION  IN  THE  MINERAL  INDUSTRY

     The Company face intense competition in its industry, which may adversely affect its ability to participate in certain agreements with other parties. The mineral resources industry is intensely competitive and the Company must compete with many companies that have greater financial resources and technical facilities than itself. Significant competition exists for the limited number of mineral acquisition opportunities available in the Abitibi West County mining region of Quebec where the Brookmount claim is located. As a result of this competition, the Company's ability to acquire additional attractive mining property interests on terms it consider acceptable may be impaired.

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



                         ITEM 2. DESCRIPTION OF PROPERTY


     Five claims (approximately 200 ha total or 500 acres) numbered 5245578 to 5245582 inclusive located in Lots 50 to 54, Range III, chazel Township, Abitibi West County, Quebec comprise the property. These claims were recorded 100% in the name of Brookmount on December 20, 1999, and subsequently registered on February 1, 2000. Assessment work with a minimum value of $6000.00 must be submitted to the Ministry of Mines for the Province of Quebec before November 14, 2004.

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

     Macamic's magnetic and HLEM surveys covered the Brookmount property, and two HLEM anomalies, numbers 68 and 69, were defined within it. Anomaly 68 extends for over 880 yards across Lots 48 to 52, shows weak magnetic correlation and corresponds in form to the Dome anomaly. It was rated a first priority target. Anomaly 69 in Lots 54 and 55 was considered to be an extension of 68 and was rated a second priority target.

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

From  this  mapping  and  a  compilation of previous work it was determined that
          a. the Authier Fault is associated with the contact between sedimentary rocks to the south and volcanogenic units to the north,
          b.   the contact is further south than previously indicated,
          c.   the main break of the Authier Fault crosses Range II,
          d.   the fault is a ductile shear with a late brittle phase and
          e. the fault has an anastomosing anatomy with individual splays varying from less than 11 yards to 220 yards in width.

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

The  Company's  exploration  facilities

     The Company has no exploration facilities on the Brookmount claim at this time. If an ore body is discovered on the claim, the Company will have to address the facilities which will be required. Until such a time as this happens, the Company will spend no more on facilities.

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



                            ITEM 3. LEGAL PROCEEDINGS


     There are no legal proceedings to which the Company is a party, or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended November 30, 2002.

                                     PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     During the past year there has been no established trading market for the Company's common stock. Since its inception, the company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at November 30, 2002 the Company had 37 shareholders; two of these shareholders are officers and directors of the Company.

     From inception through to November 30, 2002, the Company has issued and sold the following unregistered shares of its common stock (the aggregated value of all such offerings did not exceed US$1,000,000):

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



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The Company was incorporated on December 9, 1999 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock at a par value $0.001 per share. As at November 30, 2002 there were 9,282,400 shares outstanding. The Company is engaged in the exploration on only the Brookmount claim but has yet not undertaken any exploration work thereon. There is no assurance that reserves exist in its mineral claim until a major exploration program is undertaken and economic evaluation based on such work concludes economic feasibility.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     As at November 30, 2002, the Company had assets of $3, and $17,343 of liabilities. The liabilities include amounts payable of $9,850 for audit and accounting, transfer agent fees of $2,722 and other accounts payable of $1,724. There is an amount due to related parties of $3,580.

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

During  the  year,  the  Company  has  incurred  the  following  expenses:





               Expenditure                          Amount
              -----------------------------       --------
        Accounting and audit. . . . .  i            $5,000
        Bank charges. . . . . . . . .                   67
        Edgar filings . . . . . . . .  ii              700
        Legal . . . . . . . . . . . . iii              345
        Management fees . . . . . . .  iv            6,000
        Office. . . . . . . . . . . .  v               359
        Rent. . . . . . . . . . . . .  vi            2,400
        Staking fees. . . . . . . . . vii              533
        Telephone . . . . . . . . .  viii              600
        Transfer agent's fees . . . .  ix            1,807
                                                    ------
               Total expenses                     $ 17,811
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

ii. The Company accrued the following charges relating to filing of various form on Edgar:

          Form  10-KSB  -  November  30,  2001                   $  200.00  (*)
          Form  10-QSB  -  February  28,  2002                      100.00
          Form  10-QSB  -  May  31,  2002                           100.00
          Form  10-QSB  -  August  31,  2002                        100.00
          Form  10-KSB  -  November  30,  2002                      200.00
                                                                 $  700.00
                                                                    ======

     (*)  Not  accrued  in  prior  year.

     None of the above mentioned Form 10-QSBs and 10-KSBs have been filed as at the date of this Form 10-KSB .

iii. The Company obtained the services of an attorney to review various documents produced during the year by management.

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

v. The majority of these expenses relate to photocopying, faxing and courier charges. In addition, the Company obtained a business license in the State of Nevada for $25.

vi. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $200 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vii. On January 31, 2002 the Brookmount claim expired with no exploration work being performed on it to maintain it in good standing with the Province of Quebec. Management decided to pay re-staking fees rather than commit $6,000 to exploration activities. By re-staking the Brookmount claim, the Company has ownership rights to the minerals thereon until November 14, 2004.

viii. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

ix. During the period the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totalling $393. Included in this expense is the 2002 fee for list of officers and directors filed with the State of Nevada in the amount of $210 and a mail forwarding charge of $4.

     The Company estimates the following funds will be required during the next twelve months to meet its obligations:





                                          Requirements    Current      Required
                                               for        Accounts     funds for
         Expenditures                    twelve months    Payable   twelve months
         ---------------------  --------------  ---------  ------       --------
   Accounting and audit.      1          $   5,500       $   9,850   $     15,350
   Bank charges. . . . .                       100               -            100
   Filing fees . . . . .      2                760             400          1,160
   Office. . . . . . . .      3                200             791            991
   Staking fees. . . . .      4                  -             533            533
   Transfer agent's fees      5              1,600           2,722          4,322
                                           ---------  --------------      -------

       Estimated expenses.          $        8,160       $  14,296    $    22,456
                                    ==============        =========  ============




     No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash orientated. In addition, the Company does not intend to pay any money to related parties until third party creditors have been paid.

1.     Accounting  and  auditing  expense  has  been  projected  as  follows:





               Filing                       Accountant   Auditors   Total
             ---------------------------  -----------  ---------   ------
     Form 10-QSB - Feb. 28, 2003          $     450     $    500   $  950
     Form 10-QSB - May 31, 2003.                450          500      950
     Form 10-QSB - Aug. 31, 2003                450          500      950
     Form 10-KSB - Nov. 30, 2003                750        1,900    2,650
                                           -----------  ---------  ------
                                        $     2,100    $   3,400  $ 5,500
                                           ===========  =========  ======




2. Filing fees will include the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated, based upon past charges, that the cost for each of the Form 10-QSBs will be $100 whereas the cost for filing the Form 10-KSB will be $200. Each year the Company is required to file a list of officers and directors with the State of Nevada at a cost of $260.

3. Relates to photocopying, faxing and courier expenses estimated for the forthcoming year.

4. The Company will not need to incur staking costs during the forthcoming year since it is planning to perform some form of exploration work on the Brookmount claim which has to be completed by November 14, 2004.

5. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $400; which is consistent with the amount of interest paid during the current year; being $393.

     If the directors and officers no longer supply the required funds to the Company to cover the above noted expenses and are unable to raise funds from other sources, the Company may not be able to meet its financial obligations. If this is the case, the Company might cease to exist as a going concern.

     In conjunction with the above paragraph, if international mineral prices decline over the next year, the Company might not be able to raise additional funds or attract a joint venture partner in assuming a percentage interest in the Brookmount claim. The Company will not be mining its claim for many years and maybe not at all.

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

Results  of  Operations
-----------------------

     Since inception the Company has purchased the Brookmount claim but has not undertaken any exploration activities on the claim itself. Therefore, the Company has no operating results.

     The Company has no contractual obligations for leasing premises, employment agreements or work commitments on the Brookmount claim, in the immediate future, and has made no commitments to acquire any asset of any nature.



                          ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are included following the signature page to this Form 10-KSB.



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     From inception to date, the Company's principal accountant is Sellers and Andersen LLC of Salt Lake City, Utah. The firm's report for the period from inception to November 30, 2002 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


     The following table sets forth as of November 30, 2002, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.





                                                                      Term as
                                                                     Director
    Name                    Age           Position Held               Since
-------------            -----------     -----------------             -----
    Fred Hallberg           45       President and Director             1999

    Yiu Lam Ko. .           44       Secretary-Treasurer and Director   1999

    John Vaughan.           54       Director                           1999




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

     Although Fred Hallberg, Yiu Lam Ko and John Vaughan do not work full time for the Company, they plan to devote whatever time is required once the Brookmount claim has an exploration program ready. The President of the Company will spend approximately 10 hours a month on administration and planning for the Company's future exploration program while the Secretary Treasurer will work for 10 hours per month to prepare corporate documents. Once development of the Brookmount claim takes place, the President and Secretary Treasurer will find that their hours each month will increase although they will be relying upon mining professionals to undertake the exploration program on behalf of the Company.

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

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

     The following table sets forth as at November 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.





Name                                         Position                  Report to be Filed
-------------------------------  --------------------------------  ---------------------------
Fred Hallberg . . . . . . . . .  President and Director              Form 3 - November 1, 2002
                                                                     Form 13D - November 1, 2002

Yiu Lam Ko. . . . . . . . . . .  Secretary Treasurer and Director    No filing made

John Vaughn . . . . . . . . . .  Director                            Form 3 - November 1, 2002
                                                                     Form 13D - November 1, 2002






                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended November 30, 2002.

     The following table sets forth compensation paid or accrued by the Company for the last two years ended November 20, 2002:

                   SUMMARY COMPENSATION TABLE (2001 AND 2002)

                                      Long  Term  Compensation  (US Dollars)
                                      --------------------------------------
                      Annual  Compensation     Awards                Payouts
                    --------------------     ------                  -------




          (a)            (b)      (c)        (e)        (f)         (g)       (h)       (i)
                                             Other    Restricted                      All other
                                             Annual     Stock       Options/    LTIP    compen-
                                              Comp.    awards        SAR       payouts  sation
Name and  Principal
position. . .            Year     Salary      ($)       ($)          (#)         ($)      ($)
---------------------------------  -------  -----------  ----------  --------  --------  ----      ----

Fred Hallberg . . . . .  2001      -0-         -0-       -0-         -0-        -0-      -0-
President, and. . . . .  2002      -0-         -0-       -0-         -0-   -     0-      -0-
Director

Yiu Lam Ko. .            2001      -0-         -0-       -0-         -0-        -0-      -0-
Secretary Treasurer      2002      -0-         -0-       -0-         -0-        -0-      -0-
and Director

John Vaughan. . . . .    2001      -0-         -0-       -0-         -0-        -0-      -0-
Director. . . . . . . .  2002      -0-         -0-       -0-         -0-        -0-      -0-




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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at November 30, 2002, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





          Name and Address                              Amount
           of Beneficial                Nature of    of Beneficial    Percent
              Owner                     Ownership(1)    Ownership     of Class
 ------------------------------------  ------------    -----------------------
       FRED HALLBERG
       Apt 22 - 1106 Avenue Road
       Toronto, Ontario
        Canada, M4N 2 E1 . . . . . .       Direct      3,000,000 (2)    32.31 %

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS






(a)  (1)   FINANCIAL STATEMENTS                                           Page
                                                                         ----

The following financial statements are included in this report:
Title of Document
----------------------------------------------------------

Report of Sellers and Andersen, Certified Public Accountants .  . . . . .    31

Balance Sheet as at November 30, 2002. .  . . . . . . . . . . . . . . . .    32

Statement of  Operations for the year ended November 30, 2002
     and 2001 and      the period December 9, 1999 (Date of
     Inception) to November 30, 2002. . . . . . . . . . . . . . . . . . .    33

Statement of Changes in Stockholders' Equity for the period from
     December 9, 1999 (Date of Inception) to November 30, 2002 . . .. . .    34

Statement of Cash Flows for the year ended November 30, 2002
     and 2001       and the period from December 9, 1999 (Date of
     Inception) to November 30, 2002                                         35

Notes to Financial Statements. . .  . . . . . . . . . . . . . . . . . . .    36

(a)  (2)    FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

3.    Certificate of Incorporation, Articles of Incorporation and By-laws

3.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form 10-SB on December 7,

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

                          BROOKMOUNT  EXPLORATIONS  INC.
                              (the  "Registrant")


June 18, 2003

                         By:           /s/  "Vic  Stilwell"
                         ----------------------------------
                                          Vic Stilwell
                                      President and Director

June 18, 2003

                         By:          /s/  "Norman  Goodson
                         ----------------------------------
                                        Norman Goodson
                              Secretary Treasurer and Director

                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Vic  Stilwell,  certify  that:

1. I have received this annual report of Form 10-KSB for the year ended November 30, 2002 of Brookmount Explorations Inc., the registrant;

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

June 18, 2003
                                        /s/  "Vic  Stilwell"
                                        --------------------
                                   Vic  Stilwell,  President  and  Director

                            PRESIDENT'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on the Form 10-KSB of Brookmount Explorations Inc. for the year ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vic Stilwell, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1. The Annual Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

June 18, 2003
                                           /s/  "Vic  Stilwell"
                                      -------------------------
                                             Vic  Stilwell
                                        President  and  Director

                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002


I,  Norman  Goodson,  certify  that:

1. I have received this annual report of Form 10-KSB for the year ended November 20, 2002 of Brookmount Explorations Inc., the registrant;

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

June 18, 2003
                                           /s/  "Norman  Goodson"
                                           ----------------------
                                             Norman  Goodson,
                                   Secretary  Treasurer  and  Director

                       SECRETARY TREASURER'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on the Form 10-KSB of Brookmount Explorations Inc. for the year ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman Goodson, Secretary Treasurer and Director, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

1. The Annual Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and


2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


June 18, 2003
                                            /s/  "Norman  Goodson"
                                         ---------------------------
                                               Norman  Goodson
                                      Secretary  Treasurer  and  Director

SELLER AND ANDERSEN, L.L.C.                941 East 3300 South, Suite 202
Certified Public Accountants and           Salt  Lake  City,  Utah  84106
   Business Consultants                           Telephone  801-486-0096
                                                        Fax  801-486-0098

The  Board  of  Directors
Brookmount  Explorations  Inc.
Vancouver,  B.C.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have reviewed the balance sheet of Brookmount Explorations Inc. (exploration stage company) as of November 30, 2002 and the statements of operations, stockholders' equity and cash flows for the period December 9,1999 (date of inception) to November 30, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookmount Explorations Inc. at November 30, 2002 and the results of operations, and cash flows for the period December 9, 1999 (date of inception) to November 30, 2002, in conformity with generally accepted accounting principles.

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

                                        /s/  "Sellers and Andersen L.L.C."


Salt  Lake  City,  Utah
May 12, 2003

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                                NOVEMBER 30, 2002






                                                                             2002
                                                                            -----
ASSETS

CURRENT ASSETS

        Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          3
                                                                             ---------
                    Total Current Assets. . . . . . . . . . . . . . . .             3
                                                                             ---------

                                                                          $          3
                                                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable - related parties . . . . . . . . . . . . . .  $      3,580
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        14,296
                                                                             ---------
                    Total Current Liabilities . . . . . . . . . . . . .        17,876
                                                                             ---------

STOCKHOLDERS' EQUITY

         Common stock
            200,000,000 shares authorized, at $0.001
            par value, 9,282,400 shares issued and outstanding
                                                                                9,282
         Capital in excess of par value . . . . . . . . . . . . . . . .        39,198

         Deficit accumulated during the exploration stage . . . . . . .       (66,353)
                                                                             ---------
                     Total Stockholders' Deficiency . . . . . . . . . .       (17,873)
                                                                             ---------

                                                                         $          3
                                                                             =========






    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

                 FOR THE YEAR ENDED NOVEMBER 30, 2002 AND 2001,
                       AND FOR THE PERIOD DECEMBER 9, 1999
                    (DATE OF INCEPTION) TO NOVEMBER 30, 2002








                          YEAR           YEAR
                         ENDED           ENDED        FROM INCEPTION
                      NOVEMBER 30,    NOVEMBER 30,    TO NOVEMBER 30,
                          2002            2001             2002
                     -------------    -----------     ---------------
REVENUES. . . . . .  $           -   $           -   $              -

EXPENSES. . . . . .         17,811         17,215             66,353
                         ---------       --------           ---------

NET LOSS. . . . . . $     (17,811)  $     (17,215)  $        (66,353)
                          ========       =========          =========


NET LOSS PER
COMMON SHARE

Basic . . . . . . .  $           -   $           -
                          ========       ==========

AVERAGE OUTSTANDING
SHARES

Basic (stated in 1,000's). .  9,282. .       9,282
                           ========        ========









   The accompanying notes are an integral part of these financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (AN EXPLORATION STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM DECEMBER 9, 1999 (DATE OF INCEPTION) TO
                                NOVEMBER 30, 2002





                                                            CAPITAL IN
                                          COMMON     STOCK   EXCESS OF    ACCUMULATED
                                          SHARES    AMOUNT   PAR VALUE      DEFICIT
                                        ----------  -------  ----------  -------------
BALANCE, DECEMBER 9, 1999. . . . . . .           -  $     -  $        -  $          -

Issuance of common shares for cash
    at $0.001 - January 6, 1999. . . .   3,500,000    3,500           -             -

Issuance of common shares for  cash
    at $0.002 - February 10, 2000. . .   5,750,000    5,750       5,750             -

Issuance of common shares for cash
    at $0.20 - March 16, 2000. . . . .      32,400       32       6,448             -

Contributions to capital by officers -
    expenses . . . . . . . . . . . . .           -        -       9,000             -

Net operating loss for the year ended
    November 30, 2000. . . . . . . . .           -        -           -       (31,327)
                                        ----------  -------  ----------     ----------

BALANCE, NOVEMBER 30, 2000 . . . . . .   9,282,400    9,282      21,198       (31,327)

Contributions to capital by officers -
    expenses . . . . . . . . . . . . .           -        -       9,000             -

Net operating loss for the year ended
    November 30, 2001. . . . . . . . .           -        -           -       (17,215)
                                        ----------  -------  ----------     ----------

BALANCE, NOVEMBER 30, 2001 . . . . . .   9,282,400    9,282      30,198       (48,542)

Contributions to capital by officers -
    expenses . . . . . . . . . . . . .           -        -       9,000             -

Net operating loss for the year ended
    November 30, 2002. . . . . . . . .           -        -           -       (17,811)
                                        ----------  -------  ----------      ---------

BALANCE, NOVEMBER 30, 2002 . . . . . .   9,282,400  $ 9,282  $   39,198  $    (66,353)
                                         =========    =====     =======      =========




    The accompanying notes are an integral part of these financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

      FOR THE YEAR ENDED NOVEMBER 30, 2002 AND 2001 AND FOR THE PERIOD FROM
            DECEMBER 9, 1999 (DATE OF INCEPTION) TO NOVEMBER 30, 2002

                       (Unaudited - Prepared by Management)





                                                       FOR THE         FOR THE       FROM INCEPTION
                                                      YEAR ENDED      YEAR ENDED           TO
                                                     NOVEMBER 30,    NOVEMBER 30,     NOVEMBER 30,
                                                         2002            2001             2002
                                                                                    ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $     (17,811)  $     (17,215)  $       (66,353)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable . . . . . . .          8,718           8,344            17,876
          Capital contributions - expenses . . . .          9,000           9,000            27,000
                                                         --------        --------          ---------
             Net Cash Increase (Decrease) from . .
                     Operations. . . . . . . . . .           (93)             129           (21,477)
                                                          -------        --------           --------
CASH FLOWS FROM INVESTING
    ACTIVITIES:
                                                                -               -                 -
                                                          -------        --------           --------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .              -               -            21,480
                                                          -------        ---------           -------

     Net Increase in Cash. . . . . . . . . . . . .            (93)            129                 3

     Cash at Beginning of Period . . . . . . . . .             96             (33)                -
                                                          --------        --------           -------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $           3   $          96   $             3
                                                          =======         =======            =======



SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES





    Contributions to capital by related parties-expenses-2000-2002                   $     27,000
                                                                                         ========




     The  accompanying notes are an integral part of these financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                NOVEMBER 30, 2002

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

     Income  Taxes
     -------------

     On November 30, 2002 the Company had a net operating loss carry forward of $66,353. The tax benefit of $19,906 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryforward expires starting in 2021 through 2023.

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

                                NOVEMBER 30, 2002

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

     Financial and Concentrations Risk
     ---------------------------------

     The Company does not have any concentration or related financial credit risk.

     Revenue Recognition
     -------------------
     Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

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

                          BROOKMOUNT EXPLORATIONS INC.
                         ( An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                NOVEMBER 30, 2002


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

     The claims expire on January 31, 2002, and there no plans to have them renewed.


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