Form 10QSB
period 2003-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2003-06-23
CIK 1122993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM  10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended          February  28,  2003
                                                      -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

         For  the  transition  period  from                          to

         Commission  File  number               0-26709
                                                -------

                           BROOKMOUNT  EXPLORATIONS  INC.
                           ------------------------------
            (Exact  name  of  registrant  as  specified  in  charter)

          Nevada                                                98-0201259
          ------                                     ---------------------
(State  or  other  jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                        Identification No.)

118  -  3420  Bell  Avenue
Burnaby,  B.C.,  Canada                                       V3J  1M7
-----------------------                              -----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  February  28,  2003
          ----------                    ----------------------------------------

  Common  Stock,  $0.001  per  share                      9,282,400
                                                          =========

                                      INDEX





                                                                      Page
                                                                     Number
                  ---------------------------------------------------------
PART 1.        FINANCIAL INFORMATION
    ITEM 1.    Financial Statements                                        3

               Balance Sheet as at February 28, 2003.                      4

               Statement of Operations
                 For the three months ended February 28, 2003 and 2002,
                 and the period from December 9, 1999 (Date of
                 Inception) to February 28, 2003. . . . . . . . .          5

               Statement of Cash Flows
                 For the three months ended February 28, 2003 and 2002
                 and the period from December 9, 1999 (Date of
                 Inception) to February 28, 2003        . . . .            6

               Notes to the Financial Statements. . .                      7

    ITEM 2. .  Management's Discussion and Analysis or Plan of
                 Operation                                                10

PART 11. . . . OTHER INFORMATION                                          17

    ITEM 1. .  LEGAL PROCEEDINGS                                          17

    ITEM 2. .  CHANGES IN SECURITIES                                      17

    ITEM 3. .  DEFAULTS UPON SENIOR SECURITIES                            17

    ITEM 4. .  SUBMISSION OF MATTERS TO A VOTE OF
 . . .           SECURITY HOLDERS                                         17

    ITEM 5. .  OTHER INFORMATION                                          17

    ITEM 6. .  EXHIBITS AND REPORTS ON FORM 8-K                           17

               SIGNATURES . .                                          18-22


                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Brookmount Explorations Inc. (an exploration stage company) at February 28, 2003 and the related statements of operations and statements of cash flow for the three months ended February 28, 2003 and 2002 and for the period from December 9, 1999 (date of incorporation) to February 28, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2003, are not necessarily indicative of the results that can be expected for the year ending November 30, 2003.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET

                     FEBRUARY 28, 2003 AND NOVEMBER 30, 2002

                      (Unaudited - Prepared by Management)





                                                                          FEBRUARY 28,    NOVEMBER 30,
                                                                              2003            3002
                                                                          ------------    ------------
ASSETS

CURRENT ASSETS

        Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $           3
                                                                             ---------       ----------
                    Total Current Assets. . . . . . . . . . . . . . . .              -               3
                                                                             ---------       ----------

                                                                         $           -   $           3
                                                                             =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable - related parties . . . . . . . . . . . . . .  $       3,870   $       3,580
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         17,637          14,296
                                                                             ---------       ----------
                    Total Current Liabilities . . . . . . . . . . . . .         21,507          17,876
                                                                             ---------       ----------

STOCKHOLDERS' EQUITY

         Common stock
            200,000,000 shares authorized, at $0.001
            par value, 9,282,400 shares issued and outstanding
                                                                                 9,282           9,282
         Capital in excess of par value . . . . . . . . . . . . . . . .         41,448          39,198

         Deficit accumulated during the exploration stage . . . . . . .        (72,237)        (66,353)
                                                                              ---------      ----------
                     Total Stockholders' Deficiency . . . . . . . . . .        (21,507)        (17,873)
                                                                              ---------      ----------

                                                                         $           -     $          3
                                                                              ========







     The accompanying notes are an integral part of these unaudited financial statements

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002,
                       AND FOR THE PERIOD DECEMBER 9, 1999
                    (DATE OF INCEPTION) TO FEBRUARY 28, 2003

                      (Unaudited - Prepared by Management)





                      THREE MONTHS    THREE MONTHS
                         ENDED           ENDED        FROM INCEPTION
                      FEBRUARY 28,    FEBRUARY 28,    TO FEBRUARY 28,
                          2003            2002             2003
                     -------------    -------------    --------------
REVENUES. . . . . .  $           -   $           -   $              -

EXPENSES. . . . . .          5,884           4,673             72,237
                         ---------      ----------         -----------

NET LOSS. . . . . .  $     ( 5,884)  $     ( 4,673)  $        (72,237)
                         =========      ===========        ===========


NET LOSS PER
COMMON SHARE

Basic . . . . . . .  $           -   $           -
                          =========      ===========

AVERAGE OUTSTANDING
SHARES

Basic . . . . . . .      9,282,400       9,282,400
                         =========       =========








     The accompanying notes are an integral part of these unaudited financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002 AND FOR THE PERIOD FROM
            DECEMBER 9, 1999 (DATE OF INCEPTION) TO FEBRUARY 28, 2003

                       (Unaudited - Prepared by Management)





                                                     FOR THE THREE    FOR THE THREE    FROM INCEPTION
                                                     MONTHS ENDED     MONTHS ENDED           TO
                                                     FEBRUARY 28,     FEBRUARY 28,      FEBRUARY 28,
                                                         2003             2002              2003
                                                     ------------    -------------   ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . . . . . .  $       (5,884)  $       (4,673)  $       (72,237)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
                party. . . . . . . . . . . . . . .             290                -             3,870
          Change in accounts payable . . . . . . .           3,341            2,406            17,637
          Capital contributions - expenses . . . .           2,250            2,250            29,250
                                                         ---------        ---------         ----------

             Net Cash Increase (Decrease) from . .
                     Operations. . . . . . . . . .              (3)            (17)           (21,480)

                                                         ----------        ---------         ---------
CASH FLOWS FROM INVESTING
    ACTIVITIES:
                                                                 -                -                 -
                                                         ---------         ---------        ----------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock .               -                -            21,480
                                                         ---------         ---------         ---------

     Net Increase in Cash. . . . . . . . . . . . .              (3)             (17)                -

     Cash at Beginning of Period . . . . . . . . .               3               96                 -
                                                         ----------        ---------         ---------

     CASH AT END OF PERIOD . . . . . . . . . . . .  $            -   $           79   $             -
                                                         ==========        =========         =========



SCHEDULE  OF  NONCASH  OPERATING  ACTIVITIES





    Capital contributions - expenses               $        2,250  $        2,250    $    29,250
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

                                FEBRUARY 28, 2003

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

     Income  Taxes
     -------------

     On February 28, 2003 the Company had a net operating loss carry forward of $72,237. The tax benefit of $21,671 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2023.

     Earnings  (Loss)  Per  Share
     ----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)

                  NOTES  TO  FINANCIAL  STATEMENTS (CONTINUED)

                                FEBRUARY 28, 2003

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

     Comprehensive  Income
     ---------------------

     The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 28, 2003.

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

                                FEBRUARY 28, 2003

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

     The claims may be renewed by the Company by the completion of assessment work of $6,000 Cdn or the payment of $6,000 Cdn. The claims expired on January 31, 2002, and were subsequently renewed on November 14, 2002 for two years. They will expire on November 14, 2004.

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

The  Brookmount  Claim
----------------------

The Company owns one mineral property known as the "Brookmount" claim located in Chazel Township near Rouyn-Noranda, northwestern Quebec, Canada. Originally the claim was staked on December 20, 1999 by George Fournier but lapsed during 2002 without any exploration work being undertaken on it. On November 14, 2002 the Company re-staked the claim in order to continue to have the mineral rights to the claim. The Company does not actually own the claim itself; only the mineral rights thereto. The actual land is owned by the Government of Quebec.

In early 2000, the Company retained J.G. Burns, Professional Geologist, of Timmins, Ontario, to summarize the geology and mineral potential on its mineral claim near Rouyn-Noranda, Quebec. His report is dated February 23, 2000. The mineral claim was recorded 100% in the name of Brookmount on December 20, 1999 and subsequently registered with the Ministry of Mines for Quebec. After the re-staking of the claim as noted above, the Company will have the rights to the minerals on the claim until November 14, 2004.

The claim covers approximately 500 acres located within Chazel Township, 45 miles north north east from the city of Rouyn-Noranda, Quebec. Five claims located in Lots 50-54, Range III, Chazel Township, Abitibi West County, Quebec comprise the property. Assessment work of $6,000 must be submitted to the Ministry of Mines by September 15, 2004 or 60 days prior to the claims expiry date of November 14, 2004. This will keep the claim in good standing for another two years.

Since the original staking of the claim, no exploration work has been done on the property and therefore the Company has no idea if there are any minerals on the claim itself.

Liquidity  and  Capital  Resources
----------------------------------

As at February 28, 2003, the Company had no assets other than the Brookmount claim which has been assigned no book value in the financial statements, and liabilities of $21,507. The liabilities of $21,507 consist of amounts due to directors of $3,870 and accounts payable of $17,637, including amounts for accounting and auditing of $10,950, transfer agent, $3,858, Edgar filing fees of $1,500 and miscellaneous of $1,329.

During the three months since the fiscal year end, the Company has incurred the following expenses:




                Expenditures                                Amount
          Accounting and audit.         i                   $2,000
          Bank charges. . . . .                                  3
          Edgar filings . . .       .  ii                      200
          Management fees . .      .  iii                    1,500
          Office. . . . . . .      .   iv                       30
          Rent. . . . .      . . . .   v                       600
          Telephone . . . . .      .   vi                      150
          Transfer agent's fees       vii                    1,401
                                                            ------

              Total expenses                             $   5,884
                                                         =========


i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of this Form 10-QSB. It has adjusted its accruals for the audit of the years ended November 30, 2001 and 2002 by $500 per year, an increase from $1,400 to $1,900 each year. In addition, the Company has accrued $500 for the accountant to prepare the applicable working papers and other information to be submitted to the auditors for their review of this Form 10-QSB.

ii. The Company has accrued $200 for the filing of this Form 10-QSB on Edgar by its accountant.

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

iv. The Company has paid $25 to the State of Nevada for its annual business license. The balance represents miscellaneous office expenses.

v. The Company does not incur any rental expense since it uses the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $200 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vi. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

vii. During the period the Company renewed its annual billing from the Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. The Company has also accrued interest charges of $151 on the balance payable and a late charge of $50 on the filing of the list of officers with the Secretary of State for Nevada.

The Company estimates the following funds will be required during the next twelve months to meet its future and current obligations:





                                   Requirements for   Current Accounts   Required funds for
       Expenditures                  Twelve Months         Payable          Twelve Months
---------------------           -----------------  ----------------------
 --------------
Accounting and audit.      1        $      5,650      $    10,950          $     16,600
Bank charges. . . . .                        100                -                   100
Filing fees . . . . .      2               1,060            1,500                 2,560
Office. . . . . . . .      3                 200            1,329                 1,529
Transfer agent's fees      4               1,600            3,858                 5,458
                                     -------------------------  --------------  -------

Estimated expenses. .               $      8,610      $    17,637           $    26,247
                               =================  =========================  ============


No recognition has been given to management fees, rent or telephone since at the present time these expenses are not cash oriented.

1. Presently the Company accrues $500 for its accountant and $500 for its auditors to review the Form 10-QSB. For the Form 10-KSB, the Company accrues $750 for its accountant to prepare the required working papers and $1,900 for the auditors to examine the year-end financial statements and to render a report thereon. During the current period no payments were made to the auditors or accountants.

2. The Company is charged $200 for the filing of its Form 10-KSB and a similar price for each of its 10-QSB's. In addition, the State of Nevada charges $260 for filing the list of directors and officers each year.

3.    Estimate  for  the  year  relating  to  photocopying, faxing and delivery.

4. Each year, the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest of $400 accrued on the outstanding balance.

If directors and officers no longer supply the required funds to the Company, it might be very difficult for it to meet its current debt obligations and maintain itself for the forthcoming year. If this is the case, the Company might not be able to continue as a going concern.

The Company does not anticipate acquiring any significant assets in the foreseeable future.

At present, the directors devote time to the affairs of the Company as required. There are no plans to hire any employees in the foreseeable future.

Results  of  Operations
-----------------------

To date the Company has had no operations. No exploration activities have been undertaken on the Brookmount claim during this quarter.

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

June 18, 2003
                                           /s/  "Vic  Stilwell"
                                        ----------------------------
                                    Vic  Stilwell,  President  and  Director

                            PRESIDENT'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the three months ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Vic Stilwell, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

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


June 18, 2003
                                          /s/  "Norman  Goodson"
                                        ------------------------
                                 Norman  Goodson,  Secretary  Treasurer  and
                                                 Director

                       SECRETARY TREASURER'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on the Form 10-QSB of Brookmount Explorations Inc. for the three months ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Norman Goodson, Secretary Treasurer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge and belief:

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