Form 10QSB
period 2003-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2003-08-22
CIK 1122993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  May 31, 2003
                                     --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     0-26709
                            -----------------

                          BROOKMOUNT EXPLORATIONS INC.
   ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0201259
---------------------------------           -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


400 Burrard Street, Suite 1400
Vancouver, British Columbia                               V6C 3G2
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        604-643-1745
                                                ---------------------------


                                     None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,452,900 shares of $0.001 par value common stock outstanding as of August 21, 2003.

                           BROOKMOUNT EXPLORATIONS INC.

                        (A Pre-exploration Stage Company)

                           INTERIM FINANCIAL STATEMENTS

                                   May 31, 2003

                               (Stated in US Dollars)

                                    (Unaudited)
                                     ---------

                           BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                              INTERIM BALANCE SHEETS
                        May 31, 2003 and November 30, 2002
                              (Stated in US Dollars)
                                    (Unaudited)
                                     ---------


                                                                               (Unaudited)          (Audited)
                                                                                 May 31,          November 30,
                                                    ASSETS                         2003               2002
                                                    ------                         ----               ----

Current
   Cash                                                                      $     5,522         $         3
                                                                             ===========         ===========

                                                  LIABILITIES
                                                  -----------


Current
   Accounts payable                                                          $    14,067         $    14,296
   Due to related parties                                                          3,870               3,580
                                                                             -----------         -----------
                                                                                  17,937              17,876
                                                                             -----------         -----------



                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------


Common stock, $0.001 par value
    200,000,000 shares authorized
      9,348,400 (November 30, 2002:  9,282,400) shares outstanding                 9,348               9,282
Additional paid in capital                                                        57,882              39,198
Deficit accumulated during the pre-exploration stage                            ( 79,645)           ( 66,353)
                                                                             -----------         -----------


                                                                                ( 12,415)           ( 17,873)
                                                                             -----------         -----------
                                                                             $     5,522         $         3
                                                                             ===========         ===========


                                    SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                       (A Pre-exploration Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
            for the three and six months ended May 31, 2003 and 2002,
       for the period December 9, 1999 (Date of Incorporation) to May 31, 2003
                             (Stated in US Dollars)
                                  (Unaudited)
                                   ---------

                                                                                         December 9,
                                                                                            1999
                                                                                        (Date of Incor-
                                     Three months ended             Six months ended     poration) to
                                           May 31,                       May 31,           May 31,
                                     2003           2002            2003           2002      2003
                                     ----           ----            ----           ----      ----

Expenses                        $   7,408      $   3,324       $  13,292      $   8,037  $    79,645
                                ---------      ---------       ---------      ---------  -----------
Net loss for the period         $   7,408      $   3,324       $  13,292      $   8,037  $    79,645
                                =========      =========       =========      =========  ===========
Loss per share                  $    0.00      $    0.00       $    0.00      $    0.00
                                =========      =========       =========      =========
Weighted average number of
 shares outstanding             9,348,400      9,282,400       9,348,400      9,282,400
                                =========      =========       =========      =========


                                    SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
             for the three and six months ended May 31, 2003 and 2002
       for the period December 9, 1999 (Date of Incorporation) to May 31, 2003
                             (Stated in US Dollars)
                                  (Unaudited)
                                   ---------


                                                                                                December 9,
                                                                                                    1999
                                                                                               (Date of Incor-
                                         Three months ended             Six months ended        poration) to
                                                May 31,                      May 31,               May 31,
                                          2003           2002          2003            2002         2003
                                          ----           ----          ----            ----         ----
Cash Flows from Operating
 Activities
   Net loss for the period            $(  7,408)    $(  3,365)     $( 13,292)      $(  8,038)   $ ( 79,645)

   Changes in non-cash working
    capital balances related to
    operations
     Due to related parties                   -             -            290               -         3,870
     Accounts payable                  (  3,570)        1,098       (    229)          3,504        14,067
     Capital contributions
       - expenses                             -         2,250          2,250           4,500        29,250
                                       --------      --------       --------        --------      --------
                                       ( 10,978)     (     17)      ( 10,981)       (     34)     ( 32,458)
                                       --------      --------       --------        --------      --------
Cash Flows from Financing
 Activity
   Capital stock issued                  16,500             -         16,500               -        37,980
                                       --------      --------       --------        --------      --------
Increase (decrease) in cash during
 the period                               5,522      (     17)         5,519        (     34)        5,522

Cash, beginning of the period                 -            79              3              96             -
                                       --------      --------       --------        --------      --------

Cash, end of the period               $   5,522     $      62      $   5,522       $      62    $    5,522
                                      =========     =========      =========       =========    ==========

Supplemental disclosure of cash
flow information
   Cash paid for:
     Interest                         $       -     $       -      $       -       $       -    $        -
                                      =========     =========      =========       =========    ==========

     Income taxes                     $       -     $       -      $       -       $       -    $        -
                                      =========     =========      =========       =========    ==========



                                    SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                       (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS'EQUITY(DEFICIENCY)
        for the period December 9, 1999 (Date of Incorporation) to May 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                        Deficit
                                                                                      Accumulated
                                                                        Additional     During the
                                              Common Shares               Paid-in    Pre-exploration
                                       ---------------------------
                                         Number          Par Value        Capital         Stage      Total
                                       ---------        ----------        -------         -----     --------
Capital stock issued for cash
                    - at $0.001        3,500,000       $     3,500     $        -    $         -   $   3,500
                                       ---------       -----------     ----------      ---------   ---------
Balance, as at November 30, 1999       3,500,000             3,500              -              -       3,500
Capital stock issued for cash
                    - at $0.002        5,750,000             5,750          5,750              -      11,500
                    - at $0.20            32,400                32          6,448              -       6,480
Contributions to capital by officers           -                 -          9,000              -       9,000
Net loss for the period                        -                 -              -      (  31,327)     31,327
                                       ---------       -----------     ----------      ---------    --------
Balance, as at November 30, 2000       9,282,400             9,282         21,198      (  31,327)  (     847)
Contributions to capital by officers           -                 -          9,000              -       9,000
Net loss for the period                        -                 -              -      (  17,215)  (  17,215)
                                       ---------       -----------     ----------      ---------    --------
Balance, as at November 30, 2001       9,282,400             9,282         30,198      (  48,542)  (   9,062)
Contributions to capital by officers           -                 -          9,000              -       9,000
Net loss for the period                        -                 -              -      (  17,811)  (  17,811)
                                       ---------       -----------     ----------      ---------    --------

Balance, as at November 30, 2002       9,282,400             9,282         39,198      (  66,353)  (  17,873)
Capital stock issued for cash
                      - at $0.25          66,000                66         16,434              -      16,500
Contributions to capital by officers           -                 -          2,250              -       2,250
Net loss for the period                        -                 -              -      (  13,292)  (  13,292)
                                       ---------       -----------     ----------       --------    --------
Balance, as at May 31, 2003            9,348,400       $     9,348     $   57,882    $ (  79,645) $(  12,415)
                                       =========       ===========     ==========    ===========  ==========



                                    SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                     NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   May 31, 2003
                              (Stated in US Dollars)
                               --------------------

Note 1        Interim Reporting

              While the information presented in the accompanying interim three months financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's November 30, 2002 annual financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At May 31, 2003, the Company had a working capital deficiency of $12,415, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $79,645 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Resource Property

              The Company has a 100% interest in five mineral claims located in Chazel Township, Abitibi West County, Quebec. These claims total approximately 500 acres. Assessment work with a minimum value of $6,000 must be submitted to the Ministry of Mines for the Province of Quebec before November 14, 2004.

Note 4        Share Capital

              Pursuant to an offering memorandum dated March 14, 2003, the Company undertook to sell a minimum of 100,000 common shares at $0.25. At May 31, 2003, the Company had sold 66,000 common shares for proceeds of $16,500. This amount has been included in share capital at May 31, 2003. The proceeds of this offering are to be used for general working capital purposes.

              Subsequent to May 31, 2003, the Company amended it's offering memorandum of March 14, 2003. The amendment increased the offering to 170,500 common shares at $0.25. Subsequent to the May 31, 2003, the Company received $26,125 which represents the balance of the funds required pursuant to the amended offering memorandum.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration programs on the our Mercedes 100 Property and the Brookmount Property. We anticipate that these programs will cost $220,000 and $10,000 respectively.

In addition, we anticipate spending $17,200 on professional fees, $99,000 on salaries and wages, $10,000 on travel costs, $15,000 on promotional expenses and $50,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $421,200. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

Results Of Operations for Six-Month Period Ended May 31, 2003

We incurred operating expenses in the amount of $13,292 for the six-month period ended May 31, 2003, as compared to $8,037 in the same period in 2002. At quarter end, we had cash on hand of $5,522. Our liabilities at the same date totalled $17,937 and consisted of accounts payable of $14,067 and $3,870 due to related parties.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the three-month period ended May 31, 2003,the Company accepted subscriptions for a total of 66,000 shares of common stock for $0.25 each pursuant to a private placement offering. Subsequent to the period, the Company issued an additional 104,500 shares of common stock for $0.25 pursuant to the same offering.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.



Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

99.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the three month period ended May 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: August 21, 2003

                                             Brookmount Explorations Inc.

                                             /s/ Norman Goodson
                                             ---------------------------
                                             Norman Goodson
                                             Secretary, Treasurer
                                             Chief Financial Officer
                                             and Director
                                             (Principal Financial Officer)
                                             Dated: August 21, 2003

                                  Exhibit 99.1

                                  CERTIFICATION

I, Peter Flueck, President and Chief Executive Officer of Brookmount Explorations Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brookmount Explorations Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 21, 2003                   /s/ Peter Flueck
                                     --------------------------------
                                        Peter Flueck
                                        President, C.E.O. and Director
                                        (Principal Executive Officer)

                                  Exhibit 99.2

                                  CERTIFICATION

I, Norman Goodson, Secretary, Treasurer and Chief Financial Officer of Brookmount Explorations Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brookmount Explorations Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 21, 2003                            /s/  Norman Goodson
                                           ------------------------------
                                             Norman Goodson
                                             Secretary, Treasurer & C.F.O.
                                             (Principal Financial Officer)