Form 10QSB
period 2003-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2003-12-04
CIK 1122993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  August 31, 2003
                                     ----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     0-26709
                            -----------------

                          BROOKMOUNT EXPLORATIONS INC.
   ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                      98-0201259
-------------------------------            -------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


400 Burrard Street, Suite 1400
Vancouver, British Columbia                               V6C 3G2
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:        604-643-1745
                                                ---------------------------

                                      None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,462,900 shares of $0.001 par value common stock outstanding as of December 2, 2003.

                           BROOKMOUNT EXPLORATIONS INC.

                         (A Pre-exploration Stage Company)

                            INTERIM FINANCIAL STATEMENTS

                                   August 31, 2003

                               (Stated in US Dollars)

                                     (Unaudited)
                                      ---------

                            BROOKMOUNT EXPLORATIONS INC.
                         (A Pre-exploration Stage Company)
                               INTERIM BALANCE SHEETS
                        August 31, 2003 and November 30, 2002
                               (Stated in US Dollars)
                                     (Unaudited)
                                      ---------

                                                             (Unaudited)      (Audited)
                                                              August 31,     November 30,
                                         ASSETS                  2003           2002
                                         ------                  ----           ----

Current
   Cash                                                     $        532    $         3

Capital assets                                                       646              -
                                                             -----------     ----------
                                                            $      1,178    $         3
                                                             ===========     ==========


                                      LIABILITIES
                                      -----------
Current
 Accounts payable                                           $     10,565    $    14,296
 Due to related parties                                            2,551          3,580
                                                             -----------     ----------
                                                                  13,116         17,876
                                                             -----------     ----------

                                STOCKHOLDERS' DEFICIENCY
                                ------------------------
Common stock, $0.001 par value
200,000,000 shares authorized
 9,462,900 (November 30, 2002: 9,282,400)shares                    9,463          9,282
outstanding
Additional paid in capital                                        88,892         39,198
Deficit accumulated during the pre-exploration stage           ( 110,293)     (  66,353)
                                                              ----------      ---------
                                                               (  11,938)     (  17,873)
                                                              ----------      ---------
                                                            $      1,178    $         3
                                                              ==========      =========





                                 SEE ACCOMPANYING NOTES

                                    BROOKMOUNT EXPLORATIONS INC.
                                (A Pre-exploration Stage Company)
                                  INTERIM STATEMENT OF OPERATIONS
                  for the three and nine  months ended August 31, 2003 and 2002, for the period December 9, 1999 (Date of Incorporation)
                                        to August 31, 2003
                                      (Stated in US Dollars)
                                            (Unaudited)
                                             ---------

                                                                                                 December 9,
                                                                                                     1999
                                                                                               (Date of Incor-
                                     Three months ended              Nine months ended           poration) to
                                         August 31,                      August31,                August 31,
                                   2003           2002            2003            2002              2003
                                   ----           ----            ----            ----              ----

Expenses
 Amortization                  $           -  $           -   $          52   $           -    $          52
 General and administrative           30,648          4,191          43,888          12,229          110,241
                                 -----------    -----------     -----------     -----------      -----------
Net loss for the period        $      30,648  $       4,191   $      43,940   $      12,229    $     110,293
                                 ===========    ===========     ===========     ===========      ===========
Loss per share                 $        0.00  $        0.00   $        0.00   $        0.00
                                 ===========    ===========     ===========     ===========
Weighted average number of
 shares outstanding                9,282,400      9,282,400       9,282,400       9,282,400
                                 ===========    ===========     ===========     ===========






                                       SEE ACCOMPANYING NOTES

                            BROOKMOUNT EXPLORATIONS INC.
                          (A Pre-exploration Stage Company)
                           INTERIM STATEMENTS OF CASH FLOWS
             for the three and nine months ended August31, 2003 and 2002 for the period December 9, 1999 (Date of Incorporation) to August 31, 2003
                               (Stated in US Dollars)
                                     (Unaudited)
                                      ---------

                                                                         December 9,
                                                                            1999
                                                                      (Date of Incor-
                                                  Nine months ended     poration) to
                                                       August 31,         August 31,
                                                 2003          2002         2003
                                                 ----          ----         ----

Cash Flows from Operating Activities
 Net loss for the period                    $(  43,940)   $(  12,229)   $( 110,293)
 Add item not involving cash
  Amortization                                      52             -            52
 Changes in non-cash working capital
 balances related to operations
  Accounts payable                           (   3,731)        5,059         7,365
  Due to related parties                     (   1,029)          345         5,751
  Capital contributions - expenses               2,250         6,750        29,250
                                             ---------     ---------     ---------
                                             (  46,398)    (      75)    (  67,875)
                                             ---------     ---------     ---------
Cash Flows from Investing Activity
 Acquisition of capital assets               (     698)            -     (     698)
                                             ---------     ---------     ---------
Cash Flows from Financing Activity
 Capital stock issued                           47,625             -        69,105
                                             ---------     ---------     ---------
Increase (decrease) in cash during the             529     (      75)          532
period

Cash, beginning of the period                        3            96             -
                                             ---------     ---------     ---------
Cash, end of the period                     $      532    $       21    $      532
                                             =========     =========     =========
Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                               $        -    $        -    $        -
                                             =========     =========     =========
     Income taxes                           $        -    $        -    $        -
                                             =========     =========     =========



                              SEE ACCOMPANYING NOTES

                                 BROOKMOUNT EXPLORATIONS INC.
                               (A Pre-exploration Stage Company)
                      INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        for the period December 9, 1999 (Date of Incorporation)
                                       to August 31, 2003
                                     (Stated in US Dollars)
                                           (Unaudited)
                                            ---------


                                                                             Deficit
                                                                           Accumulated
                                                               Additional   During the
                                              Common Shares      Paid-in  Pre-exploration
                                          --------------------
                                          Number     Par Value   Capital      Stage       Total
                                         ---------   ---------   -------      -----       -----

Capital stock issued for cash
                          - at $0.001    3,500,000  $   3,500  $       -   $       -  $    3,500
                                         ---------  ---------  ---------   ---------   ---------
Balance, as at November 30, 1999         3,500,000      3,500          -           -       3,500
Capital stock issued for cash
                          - at $0.002    5,750,000      5,750      5,750           -      11,500
                          - at $0.20        32,400         32      6,448           -       6,480
Contributions to capital by officers             -          -      9,000           -       9,000
Net loss for the period                          -          -          -    ( 31,327)     31,327
                                         ---------  ---------  ---------   ---------   ---------
Balance, as at November 30, 2000         9,282,400      9,282     21,198    ( 31,327)  (     847)
Contributions to capital by officers             -          -      9,000           -       9,000
Net loss for the period                          -          -          -    ( 17,215)  (  17,215)
                                         ---------  ---------  ---------   ---------   ---------
Balance, as at November 30, 2001         9,282,400      9,282     30,198    ( 48,542)  (   9,062)
Contributions to capital by officers             -          -      9,000           -       9,000
Net loss for the period                          -          -          -    ( 17,811)  (  17,811)
                                         ---------  ---------  ---------   ---------   ---------
Balance, as at November 30, 2002         9,282,400      9,282     39,198    ( 66,353)  (  17,873)
Capital stock issued for cash
                          - at $0.25       170,500        171     42,454           -      42,625
                          - at $0.50        10,000         10      4,990           -       5,000
Contributions to capital by officers             -          -      2,250           -       2,250
Net loss for the period                          -          -          -    ( 43,940)  (  43,940)
                                         ---------  ---------  ---------   ---------   ---------
Balance, as at August 31, 2003           9,462,900  $   9,463   $ 88,892   $(110,293) $(  11,938)
                                         =========  =========  =========   =========   =========



                               SEE ACCOMPANYING NOTES

                             BROOKMOUNT EXPLORATIONS INC.
                          (A Pre-exploration Stage Company)
                     NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   August 31, 2003
                               (Stated in US Dollars)
                                     (Unaudited)
                                     -----------

Note 1        Interim Reporting
              -----------------
              While the information presented in the accompanying interim nine months financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's November 30, 2002 annual financial statements.


Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At August 31, 2003, the Company had a working capital deficiency of $12,584, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $110,293 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Resource Property
              -----------------
              The Company has a 100% interest in five mineral claims located in Chazel Township, Abitibi West County, Quebec. These claims total approximately 500 acres. Assessment work with a minimum value of $6,000 must be submitted to the Ministry of Mines for the Province of Quebec before November 14, 2004.

Note 4        Share Capital
              -------------
              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50. At August 31, 2003, the Company had sold 10,000 common shares for proceeds of $5,000. This amount has been included in share capital at August 31, 2003. The proceeds of this offering are to be used for resource property acquisitions and general working capital purposes.

              Subsequent to August 31, 2003, the Company received $85,500 pursuant to this offering memorandum.

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

Results Of Operations for Nine-Month Period Ended August 31, 2003

We incurred operating expenses in the amount of $43,940 for the nine-month period ended August 31, 2003, as compared to $12,229 in the same period in 2002. At quarter end, we had cash on hand of $532. Our liabilities at the same date totalled $13,116 and consisted of accounts payable of $10,565 and $2,551 due to related parties.


PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the three-month period ended August 31, 2003,the Company accepted subscriptions for a total of 104,500 shares of common stock for $0.25 each pursuant to a private placement offering

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the three month period ended August 31, 2003.

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

                                  Exhibit 31.1

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal contrl over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: December 2, 2003                   /s/ Peter Flueck
                                     --------------------------------
                                        Peter Flueck
                                        President, C.E.O. and Director
                                        (Principal Executive Officer)

                                  Exhibit 31.2
                                  CERTIFICATION

I, Norman Goodson, Secretary,Treasurer and Chief Financial Officer of Brookmount Explorations Inc., certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal contrl over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: December 2, 2003                           /s/  Norman Goodson
                                             -----------------------------
                                                      Norman Goodson
                                             Secretary, Treasurer & C.F.O.
                                            (Principal Financial Officer)

                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO

                              18 U.S.C. SECTION 1350

                              AS ADOPTED PURSUANT TO

                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brookmount Explorations Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects,the financial condition and results of operations of the Company.


Date:  December 2, 2003


/s/ Peter Flueck
--------------------------------
Peter Flueck
President, C.E.O. and Director
(Principal Executive Officer)

                                  Exhibit 32.2


                            CERTIFICATION PURSUANT TO

                              18 U.S.C. SECTION 1350

                              AS ADOPTED PURSUANT TO

                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brookmount Explorations Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects,the financial condition and results of operations of the Company.


Date:  December 2, 2003


/s/  Norman Goodson
------------------------------
Norman Goodson
Secretary, Treasurer & C.F.O.
(Principal Financial Officer)