Form 10KSB
period 2003-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2004-04-15
CIK 1122993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

    For the fiscal year ended          November 30, 2003
                                      -------------------

                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from               to

               Commission File number     000-32181
                                          ---------

                  BROOKMOUNT EXPLORATIONS, INC.
                  ------------------------------
         (Exact name of Company as specified in charter)

          Nevada                                   98-0201259
          ------                                 ---------------
State or other jurisdiction of                  (I.R.S. Employee
Incorporation or Organization                       I.D. No.)

400 Burrard Street, Suite 1400
Vancouver BC, Canada                                 V6C 3G2
-------------------------------------             -------------
(Address of principal executive offices)           (Zip  Code)

Issuer's telephone number,
including area  code                              604-643-1745
-----------------------                           -------------

Securities registered pursuant to section 12(b) of the Act:

Title of each share                    Name of each exchange on which registered

    None                                         None
 ----------                                   ----------

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock
                             ------------
                           (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year:    Nil
                                                        ------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                      $939,254 as at March 31, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       9,837,014 shares of common stock as at March 31, 2004
       -----------------------------------------------------

                         TABLE OF CONTENTS
                         -----------------

                                                                          Page
                                                                          ----
PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 4

ITEM 2.  DESCRIPTION OF PROPERTY............................................. 8

ITEM 3.  LEGAL PROCEEDINGS................................................... 10

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS................. 10

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 10

ITME 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 11

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... F-F11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 12

ITEM 8A. CONTROLS AND PROCEDURES............................................. 12

PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTOERS AND CONTROL PERSONS....... 13

ITEM 10. EXECUTIVE COMPENSATION.............................................. 15

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL
         OWNERS AND MANAGEMENT............................................... 16

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 17

ITEM 13. EXHIBITS AND REPORTS................................................ 18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................. 18

         SIGNATURES.......................................................... 19

                                 PART 1
                                 ------

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Brookmount Explorations, Inc. (the "Company"), a Nevada Corporation, was incorporated on December 9, 1999. Since inception, the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at 400 Burrard Street, Suite 1400, Vancouver, B.C., Canada, V6C 3G2 (Telephone: 604-643-1745).

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2003 there were 9,708,900 shares outstanding.

The Company intends to commence business operations as a mineral exploration stage company and intends to apply to have its common stock quoted on the OTC Bulletin Board. To date, it has not made an application to file the required forms with the NASD. Management cannot guarantee that the Company will ever be quoted on the OTC Bulletin Board.

The Company plans to become engaged in the exploration, and if warranted, the development of mineral properties. Currently, the Company owns an interest in five mineral claims located in Quebec which are known as the Brookmount claims. In addition, the Company has entered into an agreement whereby it may acquire an interest in six mineral concessions located in Peru which are collectively known as the Mercedes property.

Brookmount Claims

The Company presently has the mineral rights to five mineral claims called the Brookmount claims located in Chazel Township, Abitibi West County, Quebec.

The Company retained J.G. Burns & Associates of Timmins, Ontario were retained to write a geological report on these claims. The claims are in good standing until November 14, 2004.

No ore body has been discovered on the Brookmount claims. Even with a major exploration program, there is no assurance an ore body will be discovered. Presently, the Company does not have sufficient funds to undertake any further exploration activities unless it obtains funds from its directors and officers or raises additional capital through the sale of its equity. The directors do not have any arrangements in this regard.

The Company has no sources of revenue either from the Brookmount claim or any other asset.

Mercedes Property

The Company has also entered into an agreement with its president, Peter Flueck, whereby the Company has agreed to purchase a 100% interest in six mineral concessions comprising a total of 2,550 hectares located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru. Pursuant to the agreement, the Company must issue 5,000,000 shares of common stock and pay $20,000 to Peter Flueck and his assignees. As of the date of this annual report, this agreement has not closed.

Employees

The Company does not have any full time employees and the directors and officers devote such time as is required to the affairs of the Company. Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.

Available Information

The Company has not yet delivered any annual reports to its shareholders. Once it has obtained a quotation on either the OTCBB, which might never happen, it will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

Presently, the Company files with the United States Securities and Exchange Commission (the "SEC") on Forms 10-KSB and 10-QSB.

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

The Company's internet address is www.brookmount.com
                                  ------------------

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

THE MINERAL PROPERTIES IN WHICH WE HAVE AN INTEREST, THE BROOKMOUNT CLAIMS AND THE MERCEDES PROPERTY, HAS NO RESERVES.

Our sole mineral property assets are the Brookmount claims in Quebec and the Mercedes property in Peru. We have not yet completed our acquisition of the Mercedes property.

As both the Brookmount and the Mercedes properties are in the exploration stage, they do not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete planned exploration on our mineral properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of November 30, 2003, we had cash in the amount of $37,429. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Brookmount claims and the Mercedes property. We do not have sufficient funds to complete recommended exploration on the properties and ongoing administrative expenses.

We will also require additional financing if the costs of the exploration of our properties are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals such as gold, investor acceptance of our properties and general investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral claims that we have an interest in contain commercially exploitable reserves of valuable metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such Liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended November 30, 2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

IF WE DO NOT OBTAIN CLEAR TITLE TO OUR PROPERTIES, OUR BUSINESS MAY FAIL.

While we have obtained geological reports with respect to Brookmount claims and the Mercedes property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements, transfers or native land claims, and title may be affected by undetected defects. The properties have not been surveyed and therefore, the precise location and areas of the properties may be in doubt.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for listing of our common stock on the NASD over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be ifficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; (3) increased competition; and
(4) conditions and trends in the mineral exploration industry.

Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2. DESCRIPTION OF PROPERTY

BROOKMOUNT PROPERTY

The Brookmount property consists of five claims totalling approximately 500 acres, which are located in Chazel Township, Abitibi West County, Quebec. A 100% interest in these claims were recorded in the name of George Fournier, which he holds in trust for the Company, on December 20, 1999, and subsequently registered on February 1, 2000. Assessment work with a minimum value of $6000.00 must be submitted to Quebec's Ministry of Mines by November 14, 2004 in order to keep the claims in good standing.

Location of Brookmount claim

The claims lie in northwestern Quebec some 100 miles North, North East from the city of Rouyn-Noranda, Quebec. The claims are easily accessible by gravel and logging roads.

History of the Brookmount mining area

Chazel Township and the general surrounding area have been prospected and explored since the early 1900s. Gold was originally the main commodity sought, but interest in base metals increased following the discovery in 1922 of the Oditan copper-zinc occurrence in the township and in 1925 of the Normetal copper-zinc-silver-gold deposit. Exploration for copper-nickel and asbestos deposits was undertaken in the 1970s but since the 1980s the major emphasis once again shifted to gold.

Past Exploration of the Brookmount claim

Summaries for work conducted on properties now overlain by the Brookmount claim are as follows.

1973-1975:  Dome Explorations (Canada) Limited ("Dome")

Dome's 41 full lot claims in Chazel and Dission Townships included the present Brookmount property, and were staked to cover several anomalies defined by an airborne electromagnetic survey contracted by the Quebec government in 1972. Ground magnetic and horizontal loop electromagnetic (HLEM) surveys conducted in 1973 defined a strong 3/10 mile long HLEM anomaly with a low but precise magnetic correlation. Hole 60C-1, drilled on the property in 1974 to a depth of 100 yards, tested the anomaly. A 5.3 yard section and mineralized with 10% pyrite, a rock type often found in the presence of copper and gold mineralization, assayed 0.08% copper.

An HLEM survey conducted over the remainder of the property in 1975 defined a strong, long, formational conductor, as well as four shorter anomalies approximately 220 yards south of the former. Two of the shorter anomalies lie within the Brookmount claims and are situated about 220 to 275 yards south of the north boundary. Drill testing was recommended for both conductors but there are no records to indicate that either was ever drilled.

1986-1987:  Resources Macamic Inc.  ("Macamic")

Macamic held a contiguous, irregularly shaped block of 97 claims in Chazel Township and Dission Township. The present Brookmount claims were included within their property limits.

The property was acquired as a gold project. Work conducted in 1986 included induced polarization (IP), HLEM, magnetic and geological surveys. Nine short lines of IP scattered about the property were surveyed. On one line, which extended from the north onto the Brookmount property, a well defined anomaly coincident with an HLEM conductor (Dome survey) was detected. The anomaly was recommended as a first priority drill target.

Macamic's magnetic and HLEM surveys covered the Brookmount property, and two HLEM anomalies were defined within it. One anomaly extended for over 880 yards and showed a weak magnetic correlation and corresponded in form to the Dome anomaly. It was rated a first priority target. The second anomaly was considered to be an extension of the first anomaly and was rated a second priority target.

Topography and Infrastructure

Within the general area of the Brookmount claims, the topography is basically flat with only the occasional low hill. Elevation ranges from 352 yards on the property to 3/10 mile. Vegetation in the area is mixed boreal forest. Tree species present on the property are spruce, jackpine balsam, tamarack, cedar, birch and poplar. Glacial till and glacial-lacustrine clay soils dominate the area. The area is extensively covered by low, swampy ground.

No infrastructure exists on the property. Infrastructure in the general area includes

          a) an intricate road network;
          b) electrical power - the grid extends to Authier Nord, 4.4 miles from the property;
          c) railway - the main east/west line of the Canadian National Railway passes 10.6 miles to the south;
          d) numerous base metal and gold mines and mills; and
          e) a copper smelter in Rouyn-Noranda.

Most goods and services as well as experienced persons required for both exploration and mining are readily available in the towns of Macamic, La Sarre and Rouyn-Noranda and the surrounding area.

Exploration work performed on the Brookmount claim

The Company has not commenced exploration work on the Brookmount claims. Because of this fact, the Brookmount claims expired in January 2003 and subsequently had to be re-staked by the Company. The cost of re-staking was cheaper than undertaking the required exploration program.

Mercedes Property

By an agreement dated July 3, 2003, the Company has also entered into an agreement with its president, Peter Flueck, whereby the Company has agreed to purchase a 100% interest in six mineral concessions comprising a total of 2,611 hectares located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru. Pursuant to the agreement, the Company must issue 5,000,000 shares of common stock and pay $20,000 to Peter Flueck and his assignees. As of the date of this annual report, this agreement has not closed.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended November 30, 2003.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied for our shares of common stock to be quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We have 37 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Our plan of operations for the twelve months following the date of this annual report is to complete initial exploration programs on the Brookmount and Mercedes properties. We anticipate that these programs will cost $10,000 and $220,000 respectively.

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

We will not be able to complete the initial exploration programs on our mineral properties without additional financing. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.


Results Of Operations For Period Ending November 30, 2003

We did not earn any revenues during the period ending November 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of the Brookmount claims or the Mercedes property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $164,407 for the fiscal year ended November 30, 2003. These operating expenses included consulting fees of $3,000 and management fees of $112,000.

Our net loss increased from $17,811 in fiscal 2002 to $164,407 in fiscal 2003 primarily due to a general increase in company activity surrounding our change of management and the identification, negotiation and execution of an agreement to acquire an interest in the Mercedes property.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2003, we had assets of $53,248 consisting of cash on hand of $37,429, resource property cost advances of $15,130 and prepaid expenses of $689. At the same date, we had $63,641 in liabilities consisting of accounts payable of $12,575 and $51,066 due to related parties.

                          ITEM 7. FINANCIAL STATEMENTS



                          BROOKMOUNT EXPLORATIONS INC.

                        (A Pre-exploration Stage Company)

                              FINANCIAL STATEMENTS

                           November 30, 2003 and 2002

                             (Stated in US Dollars)
                              --------------------

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders,
Brookmount Explorations Inc.

We have audited the accompanying balance sheet of Brookmount Explorations Inc. (A Pre-exploration Stage Company) as of November 30, 2003 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year ended November 30, 2003 and the period from December 9, 1999 (Date of Incorporation) to November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of November 30, 2002 and for the period December 9, 1999 (Date of Incorporation) to November 30, 2002 were audited by other auditors whose report dated May 12, 2003 expressed an unqualified opinion on those statements. Our opinion on the statement of operations and cash flows for the period from December 9, 1999 (Date of Incorporation) to November 30, 2003, insofar as it relates to amounts for prior periods through November 30, 2002, is based on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Brookmount Explorations Inc. as of November 30, 2003 and the results of its operations and its cash flows for the year ended November 30, 2003 and the period from December 9, 1999 (Date of Incorporation) to November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                       /s/ Amisano Hanson
February 25, 2004                                       Chartered Accountants

                                       F1

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           November 30, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------


                                       ASSETS                2003         2002
                                       ------                ----         ----
Current
 Cash                                                   $   37,429   $        3
 Prepaid expenses                                              689            -
 Resource property cost advances                            15,130            -
                                                         ---------    ---------
                                                        $   53,248   $        3
                                                         =========    =========

                                   LIABILITIES
                                   -----------

Current
 Accounts payable                                       $   12,575   $   14,296
 Due to related parties - Note 5                            51,066        3,580
                                                         ---------    ---------
                                                            63,641       17,876
                                                         ---------    ---------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------

Common stock, $0.001 par value - Notes 3 and 4
200,000,000 shares authorized
  9,708,900 (November 30, 2002: 9,282,400) shares
  outstanding                                               9,709         9,282
Additional paid in capital                                210,658        39,198
Deficit accumulated during the pre-exploration stage     (230,760)     ( 66,353)
                                                        ---------     ---------
                                                         ( 10,393)     ( 17,873)
                                                        ---------     ---------
                                                        $  53,248    $        3
                                                        =========     =========

Nature and Continuance of Operations - Note 1
Commitments  - Notes 3 and 4
Subsequent Event - Note 4







                             SEE ACCOMPANYING NOTES

                                       F2

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
                 for the years ended November 30, 2003 and 2002
 and for the period December 9,1999 (Date of Incorporation) to November 30, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                              December 9, 1999
                                                                  (Date of
                                                Years ended   Incorporation) to
                                                November 30,    November 30,
                                             2003        2002       2003
                                             ----        ----       ----
Expenses
 General and administrative - Note 5     $  164,407  $   17,811  $  230,760
                                          ---------   ---------   ---------
Net loss for the period                  $( 164,407) $ ( 17,811) $( 230,760)
                                          =========   =========   =========
Basic and diluted loss per share         $(    0.02) $ (   0.00)
                                          =========   =========
Weighted average number of shares
 outstanding                              9,381,509   9,282,400
                                          =========   =========










                             SEE ACCOMPANYING NOTES

                                       F3

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended November 30, 2003 and 2002
 and for the period December 9,1999 (Date of Incorporation) to November 30, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                December 9,
                                                                                  1999
                                                                             (Date of Incor-
                                                                               poration) to
                                                                               November 30,
                                                        2003          2002         2003
                                                        ----          ----         ----
Cash Flows from Operating Activities
  Net loss for the period                          $ ( 164,407)  $ (  17,811) $ ( 230,760)
  Add item not affecting cash:
    Capital contributions - expenses                     2,250         9,000       29,250
  Changes in non-cash working capital balances
  related to operations
     Prepaid expenses                                (     689)            -    (     689)
     Resource property costs advances                (  15,130)            -    (  15,130)
     Accounts payable                                (   1,721)        8,718       12,575
     Due to related parties                             47,486             -       51,066
                                                    -----------   ----------   ----------
                                                     ( 132,211)    (      93)   ( 153,688)
                                                    -----------   ----------   ----------
Cash Flows from Financing Activity
   Capital stock issued                                169,637             -      191,117
                                                    -----------   ----------   ----------
Increase (decrease) in cash during the period           37,426     (      93)      37,429

Cash, beginning of the period                                3            96            -
                                                    ----------    ----------   ----------
Cash, end of the period                            $    37,429   $         3  $    37,429
                                                    ==========    ==========   ==========
Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                      $         -   $         -  $         -
                                                    ==========    ==========   ==========
     Income taxes                                  $         -   $         -  $         -
                                                    ==========    ==========   ==========
Non-cash transactions - Note 8


                             SEE ACCOMPANYING NOTES

                                       F4

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  for the period December 9, 1999 (Date of Incorporation) to November 30, 2003
                             (Stated in US Dollars)
                             ----------------------


                                                                                                Deficit
                                                                                              Accumulated
                                                   Common Shares             Additional        During the
                                          --------------------------------    Paid-in       Pre-exploration
                                          Number             Par Value        Capital            Stage             Total
                                          ------             ---------        -------            -----             -----
Capital stock issued for cash
                          - at $0.001          3,500,000  $        3,500  $            -   $            -     $        3,500
                                               ---------    ------------     -----------      -----------        -----------
Balance, as at November 30, 1999               3,500,000           3,500               -                -              3,500
Capital stock issued for cash
                          - at $0.002          5,750,000           5,750           5,750                -             11,500
                          - at $0.20              32,400              32           6,448                -              6,480
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the year                                  -               -               -     (     31,327)            31,327
                                               ---------    ------------     -----------      -----------        -----------
Balance, as at November 30, 2000               9,282,400           9,282          21,198     (     31,327)      (        847)
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the year                                  -               -               -     (     17,215)      (     17,215)
                                               ---------    ------------     -----------      -----------        -----------
Balance, as at November 30, 2001               9,282,400           9,282          30,198     (     48,542)      (      9,062)
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the year                                  -               -               -     (     17,811)      (     17,811)
                                               ---------    ------------     -----------      -----------        -----------
Balance, as at November 30, 2002               9,282,400           9,282          39,198     (     66,353)      (     17,873)
Capital stock issued for cash
                          - at $0.25             176,500             177          43,948                -             44,125
                          - at $0.50             250,000             250         125,262                -            125,512
Contributions to capital by officers                   -               -           2,250                -              2,250
Net loss for the year                                  -               -               -     (    164,407)      (    164,407)
                                               ---------    ------------     -----------      -----------        -----------
Balance, as at November 30, 2003               9,708,900  $        9,709  $      210,658   $ (    230,760)    $ (     10,393)
                                               =========    ============     ===========      ===========        ===========



                             SEE ACCOMPANYING NOTES

                                       F5

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003
                             (Stated in US Dollars)
                             ----------------------

Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company is a pre-exploration stage company. The Company was organized for the purpose of acquiring and developing mineral properties. The Company has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from properties acquired will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production on proceeds for the sale thereof.


              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $10,393 as of November 30, 2003 and has accumulated a deficit of $230,760 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended November 30, 2004 by the issuance of common stock. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              The Company was incorporated in under the laws of the State of Nevada, USA on December 9, 1999 and commenced operations at that time.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

                                       F6

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003
                             (Stated in US Dollars)
                             ----------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Pre-exploration Stage Company
              -----------------------------
              The Company is a pre-exploration stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the business of exploration and development of resource property interests in Canada and Peru. All losses accumulated since incorporation have been considered as part of the Company's pre-exploration stage activities.


              Impairment of Long-lived Assets
              -------------------------------
              Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.


              Mineral Lease
              -------------
              Cost of lease acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.


              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessment and/or remedial efforts are probable, and the cost can be reasonable estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.


                                       F7

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003
                             (Stated in US Dollars)
                             ----------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------


              Foreign Currency Translation
              ----------------------------
              Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction in accordance with SFAS No. 52 "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.


              Basic Loss Per Share
              --------------------
              The Company reports basic loss per share in accordance with SFAS No. 128 "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

              Income Taxes
              ------------
              The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for
              Income  Taxes".  Under  this  method,   deferred  tax  assets  and
              liabilities  are  recognized  for  the  future  tax   consequences
              attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of the Company's financial instruments, consisting of cash, accounts payable and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              New Accounting Standards
              ------------------------
              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

                                       F8

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003
                             (Stated in US Dollars)
                             ----------------------


Note 3        Commitments
              -----------

              Abitibi West County, Quebec, Canada

              The Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec.

              The Company must file assessment work with a minimum value of CDN$6,000 not later than November 14, 2004.


              Mercedes Property, Junin, Peru

              Pursuant to a property acquisition agreement dated for reference July 3, 2003, the Company acquired a 100% interest in 2,611 hectares located in Central Peru for consideration of $20,000 cash and 5,000,000 common shares. As at November 30, 2003, the Company has not paid the cash or issued the shares.

Note 4        Capital Stock - Note 3
              -------------

              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50 per share. At November 30, 2003, the Company had sold 250,000 common shares for proceeds of $125,512. This amount has been included in share capital at November 30, 2003.

              Subsequent to November 30, 2003, the Company received $63,600 for 128,114 common shares at $0.50 per share pursuant to this offering memorandum.


Note 5        Related Party Transactions
              --------------------------

              The Company was charged the following amounts by directors of the Company or companies with directors or officers in common:

                                                                          December 9, 1999
                                                                        (Date of Incorpor-
                                                                             ation) to
                                                                            November 30,
                                       2003              2002                 2003
                                       ----              ----                 ----

             Consulting fees      $       3,000     $           -          $       3,000
             Management fees            112,000             6,000                124,000
                                   ------------      ------------           ------------
                                  $     115,000     $       6,000          $     127,000
                                   ============      ============           ============

                                       F9

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003
                             (Stated in US Dollars)
                             ----------------------


Note 5        Related Party Transactions - (cont'd)
              --------------------------

              The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties of $51,066 (2002: $3,580) are due to directors of the Company or former directors of the Company. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.


Note 6        Deferred Tax Assets
              -------------------

              The significant components of the Company's deferred tax assets are as follows:

                                                                     Total
                                                                     -----
              Deferred Tax Assets
               Non-capital loss carryforwards                   $     78,458
              Valuation allowance for deferred tax assets        (    78,458)
                                                                 ------------
                                                                $          -
                                                                 ============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized.

Note 7        Income Taxes
              ------------

              No provision for income taxes has been provided in these financial statements due to the net loss. At November 30, 2003, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $231,000, the benefit of which has not been recorded in the financial statements.


                                       F10

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003
                             (Stated in US Dollars)
                             ----------------------


Note 8        Non-cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded form the statement of cash flows. Directors and officers of the Company have provided certain administrative services at no charge. The fair value of these services has been recorded as contributed surplus as follows:

                                                     December 9, 1999
                                                      (Date of Incor-
                                                       -oration) to
                                                        November 30,
                                 2003       2002           2003
                                 ----       ----           ----
             Management fees  $  1,500   $  6,000      $   19,500
             Rent                  600      1,000           3,600
             Telephone             150      2,000           6,150
                               -------    -------       ---------
                              $  2,250   $  9,000      $   29,250
                               =======    =======       =========

             These transactions were excluded from the statement of cash flows.


                                       F11

      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                    ON ACCOUNTING FINANCIAL DISCLOSURE

Previous Independent Auditor

On July 16, 2003, Sellers and Andersen L.L.C. resigned as our independent auditor. Sellers and Anderson L.L.C.'s reports on our financial statements for the fiscal years ended November 30, 2001 and November 30, 2002, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants has been approved by our board of directors.

For the fiscal years ended November 30, 2001 and November 30, 2002, and up to the date of Sellers and Andersen L.L.C.'s resignation on July 16, 2003, there has been no disagreement between us and Sellers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

New Independent Auditor

We engaged Amisano Hanson, Chartered Accountants of Vancouver, British Columbia as our new independent accountants. We have not consulted with Amisano Hanson regarding the application of accounting principles, the type of audit opinion that might be rendered by Amisano Hanson.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


                              PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name             Age    Position with Registrant     Served as a Director
                                                     or Officer Since

Peter Flueck      55     President and Director           March 21, 2003

Zaf Sungur        51     Chief Operating Officer          April 15, 2003
                         Secretary, Treasurer and
                         Director

Victor Stilwell   53     Vice-President and Director      March 21, 2003

The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

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

Peter Flueck

Mr.Flueck brings to the Company a wealth of experience, not only in the resource sector, but with extensive experience in Peru as well. He is presently the President and sole shareholder of Grand Combe Developments Ltd., a Canadian development company based in Edmonton, Alberta. He has recently been the President of several mining companies based in Peru,including Blower Investments A.V.V., Condor Resources A.V.V. Aruba, the Recursos Mineros El Dorado and the Minera El Serrano, Peru.

He was also involved in the acquisition of several key mining properties in Peru and headed up a series of negotiations with mining concerns there in order to raise investor capital and to initiate the development of the Mercedes property in Peru. Prior to his involvement within the mining industry, Mr. Flueck was Vice President of Western Timber Export Ltd., an Alberta-based company specializing in harvesting, sawmill production, pipeline contracting, production sales and contract bidding. He has been a successful, self-employed cattle rancher.

Zaf Sungur

Mr. Sungur has over twenty years experience in real estate development, planning, project management and marketing. Prior to joining the Company, he has been working as a business consultant to clients, streamlining their businesses to achieve increased efficiencies. For a ten-year period prior to that, he was the President of Pan Pacific Investments, which specialized in all aspects of real estate development, project management and business consulting. Mr. Sungur was also President of Sunmark International marketing, a company based in Vancouver, British Columbia that marketed a range of Asian consumer products. He created a network of over 50 sales representatives to cover the United States, the United Kingdom, Holland, Germany, Italy and France, and initiated a system of offshore manufacturing to dramatically reduce costs. Mr. Sungur holds a Business Degree (Bachelor of Commerce), has extensive experience in North American, Asian and European business negotiations and is fluent in English and Turkish. He will be responsible for the operations of the Company as it proceeds with its mining projects in Peru and Quebec.

Vic Stilwell

Mr. Stillwell is the principal of a major sales agency based in Calgary, Alberta, which for the past twenty-five years has focused on representing such companies as Hitachi, Panasonic, Magic Chef appliances and Flexsteel Furniture. His company has grown successfully through the years due to its focus on high quality products and after-sales service.

He has also been a key figure in the development of commercial and residential real estate projects in La Paz, Mexico, planning several major projects and providing serviced lots to potential residents and commercial concerns.

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                       Number       Transactions    Known Failures
    Name and           Of late      Not Timely      to file a
Principal position     Reports       Reported        Required Form
------------------     -------      ------------    --------------

Peter Flueck              0              0                1
Zaf Sungur                0              0                1
Victor Stilwell           0              0                1


ITEM 10.  EXECUTIVE COMPENSATION


The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2003.


                          Annual Compensation                         Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
----           -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Peter          President  2003     $28,000  0      0                  0                0          0             0
Flueck
Zaf            COO,       2003     $28,000  0      0                  0                0          0             0
Sungur         Secretary/
               Treasurer
Victor         Vice-Presid2003     $28,000  0      0                  0                0          0             0
Stilwell


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 30, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                        NAME OF           SHARES OF
TITLE OF CLASS   BENEFICIAL OWNER     COMMON STOCK     PERCENT OF CLASS
--------------   ----------------     ------------     ----------------

   Common        Peter Flueck          1,925,000            19.57%
                 18912-121 Ave. N.W.
                 Edmonton, Alberta
                 T5V 1R3

   Common        Norman Goodson          630,000             6.40%
                 118 - 3420 Bell Avenue
                 Burnaby, B.C.
                 V3J 1M7

   Common        Victor Stillwell        630,000             6.40%
                 16 Douglas Woods Park S.E.
                 Calgary, Alberta
                 T2Z 2K6

   Common        Raymond Tang            600,000             6.10%
                 871 - 1078 East 31st St.
                 Vancouver, B.C.
                 V7A 2E5

   Common        Lisa Tang               515,000             5.24%
                 205 - 8077 Alexandra Rd
                 Richmond, B.C.

   Common        Kit Fan Leung           500,000             5.08%
                 830 - 1268 West Broadway
                 Vancouver, B.C.
                 V6H 1G6

   Common        Huang Guang Quan        490,000             4.98%
                 215 - 5471 Arcadia Road
                 Richmond, B.C.
                 V7A 2E5

   Common        Tang Zi Mond            475,000             4.83%
                 208 - 2150 Brunswick
                 Vancouver, B.C.
                 V7A 2E5

   Common        Zaf Sungur              315,000             3.20%
                 2005 - 837 W. Hastings
                 Vancouver, B.C.
                 V6C 1B6


                 DIRECTORS AND         2,870,000            36.99%
                 OFFICERS AS A
                 GROUP

As of the date of this annual report, we have 9,837,014 shares of common stock issued and outstanding.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended November 30, 2003, we paid or accrued $3,000 in consulting fees to a private company owned by Peter Flueck,our president.

We also paid or accrued $28,000 in management fees to each of the following individuals:

     o Peter  Flueck,  our  president;
     o Zaf  Sungur,  our  COO,secretary  and treasurer;
     o Victor Stilwell,  our vice-president;  and
     o Norman Goodson, a former director of the Company.

During the fiscal year, the Company has also entered into an agreement with its president, Peter Flueck, whereby the Company has agreed to purchase a 100% interest in six mineral concessions comprising a total of 2,550 hectares located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru. Pursuant to the agreement, the Company must issue 5,000,000 shares of common stock and pay $20,000 to Peter Flueck and his assignees.

Otherwise, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

                                     PART IV

Exhibits
--------
  3.1     Charter and By-Laws*
 10.1     Mineral Property Purchase Agreement
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   * Filed as an exhibit to our registration statement on Form 10-KSB dated December 27, 2000

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last quarter of 2003.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Amisano Hanson, Chartered Accoutants, and our former principal accountants, Sellers & Andersen, L.L.C. billed the following fees for the services indicated.


                    Fiscal year ended          Fiscal year ended
                    November 30, 2002          November 30, 2003

Audit fees               $5,800                     $5,500*
Audit-related fees         Nil                        Nil
Tax fees                   Nil                        Nil
All other fees             Nil                        Nil

* includes an accrual for audit fees

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Brookmount Explorations Inc.


By          /s/ Peter Flueck
            ----------------
            Peter Flueck
            President, CEO & Director
            Date: April 12, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Peter Flueck
            ----------------
            Peter Flueck
            President, CEO & Director
            Date: April 12, 2004

By          /s/ Zaf Sungur
            ---------------
            COO, Secretary, Treasurer, Principal
            Accounting Officer and Director
            Date: April 12, 2004

By          /s/ Victor Stilwell
            -------------------
            Vice-President and Director
            Date: April 12, 2004

Exhibit 10.1

                       MINERAL PROPERTY PURCHASE AGREEMENT


                  THIS AGREEMENT dated for reference July 3, 2003.


BETWEEN:

                  PETER FLUECK, 18912 121ST Avenue N.W., Edmonton, Alberta, T5V 1R3;

                  (the "Vendor")

                                                               OF THE FIRST PART

AND:

                  BROOKMOUNT EXPLORATION INC.,a body corporate,duly incorporated under the laws of the State of Nevada and having its head office at 1400 - 400 Burrard Street, Vancouver, British Columbia, V6C 3G2;

                  ("Brookmount")

                                                              OF THE SECOND PART

W H E R E A S :

A. The Vendor is the registered and beneficial owner of the Ahui Grande mineral property located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru which property is more particularly described in Schedule "A" attached hereto which forms a material part hereof (collectively, the "Concessions");

B. The Vendor has agreed to sell and Brookmount has agreed to purchase a 100% right, interest and title in and to the Concessions upon the terms and conditions hereinafter set forth;

                  NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the mutual covenants and provisos herein contained, THE PARTIES HERETO AGREE AS FOLLOWS:

1.                VENDOR'S REPRESENTATIONS

1.1               The Vendor represents and warrants to Brookmount that:

         (a) The Vendor is the registered and beneficial owner of the Concessions and holds the right to transfer title to the Concessions and to explore and develop the Concessions;

         (b) The Vendor holds the Concessions free and clear of all liens, charges and claims of others, and the Vendor has a free and unimpeded right of access to the Concessions and has use of the Concessions surface for the herein purposes;

         (c) The Concessions have been duly and validly located and recorded in a good and miner-like manner pursuant to the laws of Peru and are in good standing in Peru as of the date of this Agreement;

         (d) There are no adverse claims or challenges against or to the Vendor's ownership of or title to any of the Concessions nor to the knowledge of the Vendor is there any basis therefor, and there are no outstanding agreements or options to acquire or purchase the Concessions or any portion thereof;

         (e) The Vendor has the full right, authority and capacity to enter into this Agreement without first obtaining the consent of any other person or body corporate and the consummation of the transaction herein contemplated will not conflict with or result in any breach of any covenants or agreements contained in, or constitute a default under, or result in the creation of any encumbrance under the provisions of any indenture, agreement or other instrument whatsoever to which the Vendor is a party or by which he is bound or to which he is subject; and

         (f) No proceedings are pending for, and the Vendor is unaware of any basis for, the institution of any proceedings which could lead to the placing of either Vendor in bankruptcy, or in any position similar to bankruptcy.

1.2 The representations and warranties of the Vendor set out in paragraph 1.1 above form a part of this Agreement and are conditions upon which Brookmount has relied in entering into this Agreement and shall survive the acquisition of any interest in the Concessions by Brookmount.

1.3 The Vendor will indemnify Brookmount from all loss, damage, costs, actions and suits arising out of or in connection with any breach of any representation, warranty, covenant, agreement or condition made by the Vendor and contained in this Agreement.

1.4 The Vendor acknowledges and agrees that Brookmount has entered into this Agreement relying on the warranties and representations and other terms and conditions of this Agreement and that no information which is now known or which may hereafter become known to Brookmount shall limit or extinguish the right to indemnity hereunder, and, in addition to any other remedies it may pursue, Brookmount may deduct the amount of any such loss or damage from any amounts payable by it to the Vendor hereunder.

2.                BROOKMOUNT'S REPRESENTATIONS

                  Brookmount warrants and represents to the Vendor that it is a body corporate, duly incorporated under the laws of the State of Nevada with full power and absolute capacity to enter into this Agreement and that the terms of this Agreement have been authorized by all necessary corporate acts and deeds in order to give effect to the terms hereof.

3.                SALE OF CONCESSIONS

                  The Vendor hereby sells, grants and devises to Brookmount a 100% undivided right, title and interest in and to the Concessions in consideration of Brookmount issuing 5,000,000 shares of restricted common stock in its capital to the individuals listed in Schedule "B" to this Agreement upon closing of this Agreement.

4.                CLOSING

4.1 The sale and purchase of the interest in the Concessions shall be closed at 10:00 A.M. on July 7, 2003 at the offices of Gregory S. Yanke Law Corporation, 200 - 675 West Hastings Street, Vancouver, British Columbia, or such other place and time acceptable to both parties (the "Closing").

4.2 At Closing, Brookmount shall be obligated to deliver to the Vendor certificates representing 5,000,000 shares of restricted common stock in its capital registered in accordance with Schedule "B" hereto and a cheque for $20,000.

4.3               At  Closing,  the   Vendor  shall  be  obligated  to   provide
Brookmount  with  evidence  that  the   Concessions   have  been  registered  in
Brookmount's name, or are held in trust for the sole benefit of Brookmount.

5.                FORCE MAJEURE

                  If Brookmount is prevented from or delayed in complying with any provisions of this Agreement by reason of strikes, labour disputes, lockouts, labour shortages, power shortages, fires, wars, acts of God, governmental regulations restricting normal operations or any other reason or reasons beyond the control of Brookmount, the time limited for the performance of the various provisions of this Agreement as set out above shall be extended by a period of time equal in length to the period of such prevention and delay, and Brookmount, insofar as is possible, shall promptly give written notice to the Vendor of the particulars of the reasons for any prevention or delay under this section, and shall take all reasonable steps to remove the cause of such prevention or delay and shall give written notice to the Vendor as soon as such cause ceases to exist.

6.                ENTIRE AGREEMENT

                  This Agreement constitutes the entire agreement to date between the parties hereto and supersedes every previous agreement, communication, expectation, negotiation, representation or understanding, whether oral or written, express or implied, statutory or otherwise, between the parties with respect to the subject matter of this Agreement.

7.                NOTICE

7.1 Any notice required to be given under this Agreement shall be deemed to be well and sufficiently given if delivered, in the case of the Vendor, as follows:

                  Peter Flueck
                  18912 121st Avenue N.W.
                  Edmonton, Alberta, T5V 1R3

and, in the case of Brookmount, as follows:

                  Brookmount Ventures Inc.
                  1400 - 400 Burrard Street
                  Vancouver, British Columbia
                  V6C 3G2

and any notice given as aforesaid shall be deemed to have been given, if delivered, when delivered, or if mailed, on the fourth business day after the date of mailing thereof.

7.2 Either party may from time to time by notice in writing change its address for the purpose of this paragraph.

8.                RELATIONSHIP OF PARTIES

                  Nothing contained in this Agreement shall, except to the extent specifically authorized hereunder, be deemed to constitute either party a partner, agent or legal representative of the other party.

9.                FURTHER ASSURANCES

                  The parties hereto agree to do or cause to be done all acts or things necessary to implement and carry into effect the provisions and intent of this Agreement.

10.               TIME OF ESSENCE

                  Time shall be of the essence of this Agreement.

11.               TITLES

                  The titles to the respective sections hereof shall not be deemed a part of this Agreement but shall be regarded as having been used for convenience only.

12.               CURRENCY

                  All funds referred to under the terms of this Agreement shall be funds designated in the lawful currency of Canada.

13.               NONSEVERABILITY

                  This Agreement shall be considered and construed as a single instrument and the failure to perform any of the terms and conditions in this Agreement shall constitute a violation or breach of the entire instrument or Agreement and shall constitute the basis for cancellation or termination.

14.               APPLICABLE LAW

                  The situs of the Agreement is Vancouver, British Columbia, and for all purposes this Agreement will be governed exclusively by and construed and enforced in accordance with the laws prevailing in the Province of British Columbia.

15.               ENUREMENT

                  This Agreement shall enure to the benefit of and be binding upon the Parties hereto and their respective successors and assigns.

                  IN WITNESS WHEREOF this Agreement has been executed as of the day and year first above written.


                                                     BROOKMOUNT
                                                     EXPLORATIONS INC.

/s/ Peter Flueck                                     PER:  /s/  Norman Goodson
---------------------------                          -------------------------
PETER FLUECK                                         Authorized Signatory

                                  SCHEDULE "A"


The  Concessions   consist  in  the  aggregate  of  the  following  six  mineral concessions comprising a total of 2,611 hectares.

                                  SCHEDULE "B"

Brookmount Explorations Inc. shall issue the 5,000,000 shares of restricted common stock in its capital in connection with its purchase of the Concessions as follows:


          Name of Shareholder                    Number of Shares
          -------------------                    ----------------

          Peter Flueck                              5,000,000

Exhibit 31.1

                                  CERTIFICATION

I, Peter Flueck,President and Chief Executive Officer of Brookmount Explorations
 Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Brookmount Explorations Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: April 12, 2004                      /s/ Peter Flueck
                                          ----------------
                                          Peter Flueck
                                          President, CEO and
                                          director

Exhibit 31.2
                                  CERTIFICATION

I, Zaf Sungur, COO, Secretary, Treasurer and principal accounting officer of Brookmount Explorations Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Brookmount Explorations Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: April 12, 2004                      /s/ Zaf Sungur
                                          ---------------
                                          Zaf Sungur
                                          COO, Secretary, treasurer
                                          and principal accounting
                                          officer

                             Exhibit 32.1

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906
                     OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Flueck, Chief Executive Officer of Brookmount Explorations Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Brookmount Explorations Inc., for the fiscal year ended November 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Brookmount Explorations Inc.


/s/ Peter Flueck
---------------------------
Peter Flueck
Chief Executive Officer
April 12, 2004

                              Exhibit 32.2

               CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906
                     OF THE SARBANES-OXLEY ACT OF 2002

I, Zaf Sungur, principal accounting officer of Brookmount Explorations Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Brookmount Explorations Inc., for the fiscal year ended November 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Brookmount Explorations Inc.


/s/ Zaf Sungur
---------------------------
Zaf Sungur
Principal Accounting Officer
April 12, 2004