Form 10QSB
period 2004-02-29
BROOKMOUNT EXPLORATIONS INC
filed 2004-04-21
CIK 1122993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 29, 2004
                                     ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number     0-26709
                            -----------------

                          BROOKMOUNT EXPLORATIONS INC.
   ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0201259
---------------------------------           -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


400 Burrard Street, Suite 1400
Vancouver, British Columbia                               V6C 3G2
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:  604-643-1745
                                                -------------

                                      None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,837,014 shares of $0.001 par value common stock outstanding as of April 21, 2004.

                          BROOKMOUNT EXPLORATIONS INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 29, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                     February 29, 2004 and November 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                               February 29,       November 30,
                                                    ASSETS                         2004               2003
                                                    ------                         ----               ----
Current
   Cash                                                                     $         33,703    $         37,429
   Prepaid expenses                                                                        -                 689
   Resource property cost advances                                                    15,130              15,130
                                                                                ------------         -----------
                                                                            $         48,833    $         53,248
                                                                                ============         ===========

                                                   LIABILITIES
                                                  ------------
Current
   Accounts payable                                                         $         15,575    $         12,575
   Due to related parties - Note 5                                                    53,928              51,066
                                                                                ------------         -----------
                                                                                      69,503              63,641
                                                                                ------------         -----------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Common stock, $0.001 par value - Notes 3 and 4
    200,000,000 shares authorized
      9,837,014 (November 30, 2003:  9,708,900) shares outstanding                     9,837               9,709
Additional paid in capital                                                           274,604             210,658
Deficit accumulated during the pre-exploration stage                            (    305,111)       (    230,760)
                                                                                ------------          -----------
                                                                                (     20,670)       (     10,393)
                                                                                ------------          -----------
                                                                            $         48,833    $         53,248
                                                                                ============          ===========







                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
             for the three months ended February 29, 2004 and 2003,
  for the period December 9, 1999 (Date of Incorporation) to February 29, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                    December 9,
                                                                                                       1999
                                                                                                  (Date of Incor-
                                                                   Three months ended              poration) to
                                                                      February 29,                 February 29,
                                                                 2004               2003               2004
                                                                 ----               ----               ----
Expenses
   General and administrative                             $        74,351       $        5,884    $      305,111
                                                               ------------         ----------         ---------
Net loss for the period                                   $        74,351       $        4,191    $      305,111
                                                               ============         ==========         =========
Loss per share                                            $         0.01        $         0.00
                                                               ============         ==========
Weighted average number of shares outstanding                     9,719,430          9,282,400
                                                               ============         ==========








                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the three months ended February 29, 2004 and 2003
  for the period December 9, 1999 (Date of Incorporation) to February 29, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                   December 9,
                                                                                                       1999
                                                                                                 (Date of Incor-
                                                                   Three months ended              poration) to
                                                                      February 29,                 February 29,
                                                                2004                2003               2004
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss for the period                               $  (       74,351)    $  (   5,884)    $  (   305,111)
   Items not involving cash
     Resource property costs advances                                    -                -        (    15,130)
     Prepaid expenses                                                  689                -                  -
   Changes in non-cash working capital balances related
   to operations
     Accounts payable                                                3,000            3,341             15,575
     Due to related parties                                          2,862              290             53,928
     Capital contributions - expenses                                    -            2,250             29,250
                                                               -----------      -----------         ----------
                                                            (       67,800)       (       3)       (   221,488)
                                                               -----------      -----------         ----------
Cash Flows from Financing Activity
   Capital stock issued                                             64,074                -            255,191
                                                               -----------      -----------         ----------
Increase (decrease) in cash during the period               (        3,726)     (         3)            33,703

Cash, beginning of the period                                       37,429                3                  -
                                                               -----------      -----------         ----------
Cash, end of the period                                  $          33,703     $          -     $       33,703
                                                               ===========      ===========        ===========
Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                            $               -     $          -     $            -
                                                               ===========      ===========        ===========
     Income taxes                                        $               -     $          -     $            -
                                                               ===========      ===========        ===========





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
               EQUITY (DEFICIENCY) for the period December 9, 1999
                  (Date of Incorporation) to February 29, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                Deficit
                                                                                              Accumulated
                                                                             Additional        During the
                                                   Common Shares              Paid-in       Pre-exploration
                                          ------------------------------
                                          Number             Par Value        Capital            Stage             Total
                                          ------             ---------        -------            -----             -----
Capital stock issued for cash
                          - at $0.001          3,500,000  $        3,500  $            -   $            -     $        3,500
                                               ---------      ---------       ----------       ----------         ----------
Balance, as at November 30, 1999               3,500,000           3,500               -                -              3,500
Capital stock issued for cash
                          - at $0.002          5,750,000           5,750           5,750                -             11,500
                          - at $0.20              32,400              32           6,448                -              6,480
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the period                                -               -               -     (     31,327)            31,327
                                               ---------       ---------      ----------        ---------         ----------
Balance, as at November 30, 2000               9,282,400           9,282          21,198     (     31,327)      (        847)
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the period                                -               -               -     (     17,215)      (     17,215)
                                               ---------       ---------      ----------        ---------         ----------
Balance, as at November 30, 2001               9,282,400           9,282          30,198     (     48,542)      (      9,062)
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the period                                -               -               -     (     17,811)      (     17,811)
                                               ---------       ---------      ----------        ---------          ----------
Balance, as at November 30, 2002               9,282,400           9,282          39,198     (     66,353)      (     17,873)
Capital stock issued for cash
                          - at $0.25             176,500             177          43,948                -             44,125
                          - at $0.50             250,000             240         125,262                -            125,512
Contributions to capital by officers                   -               -           2,250                -              2,250
Net loss for the period                                -               -               -     (    164,407)      (    164,407)
                                               ---------       ---------      ----------        ---------          ---------
Balance, as at November 30, 2003               9,708,900           9,709         210,658     (    230,760)      (     10,393)
Capital stock issued for cash
                          - at $0.50             128,114             128          63,946                -             64,074
Net loss for the period                                -               -               -     (     74,351)      (     74,351)
                                               ---------       ---------      ----------        ---------          ---------
Balance, as at February 29, 2004               9,837,014  $        9,837   $     274,604   $ (    305,111)    $ (     20,670)
                                               =========       =========      ==========        =========          =========


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 29, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim three month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's November 30, 2003 annual financial statements.

Note 2        Continuance of Operations
              --------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At February 29, 2004, the Company had a working capital deficiency of $20,670, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $305,111 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments
              -----------

              Abitibi West County, Quebec, Canada

              The Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec. The Company must file assessment work with a minimum value of CDN$6,000 not later than November 14, 2004.


              Mercedes Property, Junin, Peru

              Pursuant to a property acquisition agreement dated for reference July 3, 2003, the Company may acquire a 100% interest in 2,611 hectares located in Central Peru for consideration of $20,000 cash and 5,000,000 common shares. As at February 29, 2004, the Company has not paid the cash or issued the shares and the agreement has not closed.



Note 4        Capital Stock
              -------------

              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50 per share. At February 29, 2004, the Company had sold 378,114 common shares for proceeds of $189,526. This amount has been included in share capital at February 29,2004.

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

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted by the sole director of the Company, who also acts as the Company's President, the Chief Executive Officer, and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


Results Of Operations for Three-Month Period Ended February 29, 2004

We incurred operating expenses in the amount of $74,351 for the three-month period ended February 29, 2004, as compared to $5,884 for the comparative period in 2003. At quarter end, we had cash on hand of $33,703. Our liabilities at the same date totalled $69,503 and consisted of accounts payable of $15,575 and $53,928 due to related parties.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the three-month period ended February 29, 2004, the Company accepted subscriptions for a total of 128,114 shares of common stock for $0.50 each pursuant to a private placement offering

Item 3. Defaults Upon Senior Securities

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

During the three-month period ended February 29, 2004, the Company filed a current report dated December 3, 2004 on Form 8-K disclosing a change in the Company's certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: April 21, 2004


                                             Brookmount Explorations Inc.

                                             /s/ Zaf Sungur
                                             ---------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer
                                             and principal accounting
                                             officer
                                             Dated: April 21, 2004

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


Date: April 21, 2004                   /s/ Peter Flueck
                                     --------------------------------
                                        Peter Flueck
                                        President, C.E.O. and Director
                                        (Principal Executive Officer)

                                  Exhibit 31.2

                                  CERTIFICATION

I, Zaf Sungur, Secretary, Treasurer and Chief Financial Officer of Brookmount Explorations Inc., certify that:

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



Date:  April 21, 2004                        /s/  Zaf Sungur
                                             ------------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer
                                             and principal accounting
                                             officer

                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brookmount Explorations Inc. (the "Company") on Form 10-QSB for the period ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  April 21, 2004


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


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Brookmount Explorations Inc. (the "Company") on Form 10-QSB for the period ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  April 21, 2004


/s/  Zaf Sungur
----------------------------
Zaf Sungur
C.O.O., Secretary, treasurer
and principal accounting
officer