Form 10QSB
period 2004-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2004-07-13
CIK 1122993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    May 31, 2004
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,991,014 shares of $0.001 par value common stock outstanding as of July 12, 2004.

                          BROOKMOUNT EXPLORATIONS INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------

                                           BROOKMOUNT EXPLORATIONS INC.
                                         (A Pre-exploration Stage Company)
                                              INTERIM BALANCE SHEETS
                                        May 31, 2004 and November 30, 2003
                                              (Stated in US Dollars)
                                                    (Unaudited)
                                                     ---------

                                                                                 May 31,          November 30,
                                                    ASSETS                         2004               2003
                                                    ------                         ----               ----
Current
   Cash                                                                     $         34,143    $         37,429
   Prepaid expenses                                                                        -                 689
   Resource property cost advances                                                         -              15,130
                                                                                ------------         -----------
                                                                            $         34,143    $         53,248
                                                                                ============         ===========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable                                                         $         15,246    $         12,575
   Due to related parties                                                             51,928              51,066
                                                                                ------------         -----------
                                                                                      67,174              63,641
                                                                                ------------         -----------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Common stock, $0.001 par value
    200,000,000 shares authorized
      9,991,014 (November 30, 2003:  9,708,900) shares outstanding                     9,991               9,709
Additional paid in capital                                                           350,970             210,658
Deficit accumulated during the pre-exploration stage                            (    393,992)       (    230,760)
                                                                                ------------         ------------
                                                                                (     33,031)       (     10,393)
                                                                                ------------         ------------
                                                                            $         49,273    $         53,248
                                                                                ============         ============

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended May 31, 2004 and 2003
  and for the period December 9, 1999 (Date of Incorporation) to May 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                December 9,
                                                                                                1999 (Date of
                                            Three months ended              Six months ended    Incorporation)
                                                  May 31,                       May 31,            to May 31,
                                          2004              2003         2004            2003         2004
                                          ----              ----         ----            ----         ----
Expenses
   General and administrative          $    88,881   $      7,408   $    163,232    $    13,292   $  393,992
                                        ---------        ---------    ----------      ---------     --------
Net loss for the period                $    88,881   $      7,408   $    163,232    $    13,292   $  393,992
                                        =========        =========    ==========      =========     ========
Basic and diluted loss per share       $      0.01   $       0.00   $       0.01    $     0.00
                                        =========        =========    ==========      =========     ========
Weighted average number of shares
 outstanding                            9,991,014        9,348,400     9,991,014      9,348,000
                                        =========        =========    ==========      ==========

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                 for the six months ended May 31, 2004 and 2003
   and for the period December 9, 1999 (Date of Incorporation) to May 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                 December 9,
                                                                                                1999 (Date of
                                                               Six months ended                 Incorporation)
                                                                    May 31,                       to May 31,
                                                            2004                2003                 2004
                                                            ----                ----                 ----
Cash Flows from Operating Activities
   Net loss for the period                          $  (      163,232)    $  (       13,292)$  (      393,992)
   Add item not affecting cash:
     Capital contributions - expenses                               -                 2,250            29,250
   Changes in non-cash working capital balances
   related to operations
     Prepaid expenses                                             689                     -                 -
     Accounts payable                                           2,671         (         229)           15,246
     Due to related parties                                       862                   290            51,928
     Resource property costs advances                          15,130                     -                 -
                                                        -------------          ------------      -------------
                                                       (      143,880)       (       10,981)   (      297,568)
                                                        -------------          ------------      -------------
Cash Flows from Financing Activity
   Capital stock issued                                       140,594                16,500           331,711
                                                        -------------          ------------      -------------
Increase (decrease) in cash during the period          (        3,286)                5,519            34,143

Cash, beginning of the period                                  37,429                     3                 -
                                                        -------------          ------------      -------------
Cash, end of the period                             $          34,143     $           5,522 $          34,143
                                                        =============          ============      =============
Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                       $               -     $               - $               -
                                                        =============          ============      =============
     Income taxes                                   $               -     $               - $               -
                                                        =============          ============      =============

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period December 9, 1999 (Date of Incorporation) to May 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                Deficit
                                                                                              Accumulated
                                                                             Additional        During the
                                                   Common Shares              Paid-in       Pre-exploration
                                          --------------------------------
                                          Number             Par Value        Capital            Stage             Total
                                          --------           ---------        -------            -----             -----
Capital stock issued for cash
                          - at $0.001          3,500,000  $        3,500  $            -   $            -     $        3,500
                                               ---------      ----------       ---------        ---------         ----------
Balance, as at November 30, 1999               3,500,000           3,500               -                -              3,500
Capital stock issued for cash
                          - at $0.002          5,750,000           5,750           5,750                -             11,500
                          - at $0.20              32,400              32           6,448                -              6,480
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the period                                -               -               -     (     31,327)            31,327
                                               ---------      ----------       ---------        ---------         -----------
Balance, as at November 30, 2000               9,282,400           9,282          21,198     (     31,327)      (        847)
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the period                                -               -               -     (     17,215)      (     17,215)
                                               ---------      ----------       ---------        ---------         -----------
Balance, as at November 30, 2001               9,282,400           9,282          30,198     (     48,542)      (      9,062)
Contributions to capital by officers                   -               -           9,000                -              9,000
Net loss for the period                                -               -               -     (     17,811)      (     17,811)
                                               ---------      ----------       ---------        ---------         -----------
Balance, as at November 30, 2002               9,282,400           9,282          39,198     (     66,353)      (     17,873)
Capital stock issued for cash
                          - at $0.25             176,500             177          43,948                -             44,125
                          - at $0.50             250,000             240         125,262                -            125,512
Contributions to capital by officers                   -               -           2,250                -              2,250
Net loss for the period                                -               -               -     (    164,407)      (    164,407)
                                               ---------      ----------       ---------        ---------         -----------
Balance, as at November 30, 2003               9,708,900           9,709         210,658     (    230,760)      (     10,393)
Capital stock issued for cash
                          - at $0.50             282,114             282         140,312                -            140,594
Net loss for the period                                -               -               -     (    163,232)      (    163,232)
                                               ---------      ----------       ---------        ----------        -----------
Balance, as at May 31, 2004                    9,991,014  $        9,991  $      350,970   $  (   393,992)    $  (    33,031)
                                               =========      ==========       =========        ==========        ===========

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1        Interim Reporting
              -----------------

              The accompanying unaudited interim financial statements have been prepared by Brookmount Explorations Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended November 30, 2003, as filed with the United States Securities and Exchange Commission.

              The results of operations for the six months ended May 31, 2004 are not indicative of the results that may be expected for the full year.

Note 2        Continuance of Operations
              --------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At May 31, 2004, the Company had a working capital deficiency of $33,031, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $393,992 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments
              -----------

Abitibi West County, Quebec, Canada

              The Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec. The Company must file assessment work with a minimum value of CDN$6,000 not later than November 14, 2004.

              -----------

Mercedes Property, Junin, Peru

              Pursuant to a property acquisition agreement dated for reference July 3, 2003, the Company may acquire a 100% interest in 2,611 hectares located in Central Peru for consideration of $20,000 cash and 5,000,000 common shares. As at May 31, 2004, the Company has not paid the cash or issued the shares and the agreement has not closed.

Note 4        Common Stock
              ------------

              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50 per share. At May 31, 2004, the Company had sold 532,114 common shares for proceeds of $266,106. This amount has been included in share capital at May 31, 2004.


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

Results Of Operations for Three-Month Period Ended May 31, 2004

We incurred operating expenses in the amount of $163,232 for the six-month period ended May 31, 2004, as compared to $13,292 for the comparative period in 2003. At quarter end, we had cash on hand of $34,143. Our liabilities at the same date totalled $67,174 and consisted of accounts payable of $15,246 and $51,928 due to related parties.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During  the  six-month   period  ended  May  31,  2004,  the  Company   accepted
subscriptions for a total of 282,114 shares of common stock for $0.50 each pursuant to a private placement offering.

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

During the three-month period ended May 31, 2004, the Company did not file any current reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: July 12, 2004


                                             Brookmount Explorations Inc.

                                             /s/ Zaf Sungur
                                             ---------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer
                                             and principal accounting
                                             officer
                                             Dated: July 12, 2004