Form 10QSB
period 2004-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2004-10-14
CIK 1122993

================================================================================

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    August 31, 2004
                                     ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,130,048 shares of $0.001 par value common stock outstanding as of August 31, 2004.

                          BROOKMOUNT EXPLORATIONS INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      August 31, 2004 and November 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                August 31,         November 30,
                                                    ASSETS                         2004                2003
                                                    ------                         ----                ----
Current
   Cash                                                                     $         30,286    $         37,429
   Prepaid expenses                                                                      953                 689
   Resource property cost advances                                                         -              15,130
                                                                             ---------------      --------------
                                                                                      31,239              53,248
Capital assets                                                                           262                   -
                                                                             ---------------      --------------
                                                                            $         31,501    $         53,248
                                                                             ===============      ==============

                                                    LIABILITIES
                                                    -----------
Current
   Accounts payable                                                         $          9,145    $         12,575
   Due to related parties                                                             50,538              51,066
                                                                             ---------------      --------------
                                                                                      59,683              63,641
                                                                             ---------------      --------------

                                             STOCKHOLDERS' DEFICIENCY
                                             ------------------------
Common stock, $0.001 par value
    200,000,000 shares authorized
     10,130,048 (November 30, 2003:  9,708,900)  shares outstanding                   10,130               9,709
Additional paid in capital                                                           423,131             210,658
Deficit accumulated during the pre-exploration stage                            (    461,443)       (    230,760)
                                                                             ----------------     ---------------
                                                                                (     28,182)       (     10,393)
                                                                             ----------------     ---------------
                                                                            $         31,501    $         53,248
                                                                             ================     ===============



                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
          for the three and nine months ended August 31, 2004 and 2003 and for the period December 9, 1999 (Date of Incorporation) to August 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------





                                                                                                December 9,
                                                                                               1999 (Date of
                                         Three months ended             Nine months ended      Incorporation)
                                              August 31,                     August 31,         to August 31,
                                          2004           2003            2004           2003         2004
                                          ----           ----            ----           ----         ----
Expenses
   General and administrative
                                   $      67,451   $      30,648   $     230,683   $   43,940  $   461,443
                                    ------------    -------------   ------------    ----------  -----------
Net loss for the period            $  (   67,451)  $  (   30,648)  $  (  230,683)  $  (43,940) $ ( 461,443)
                                    ============    =============   ============    ==========  ===========
Basic and diluted loss per share
                                   $  (     0.01)  $  (     0.00)  $  (     0.01)  $  (   0.00)
                                    ============    =============   ============    ===========
Weighted average number of shares
 outstanding                          10,130,048       9,282,400      10,130,048     9,282,400
                                    ============    =============   ============    ==========




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the nine months ended August 31, 2004 and 2003
 and for the period December 9, 1999 (Date of Incorporation) to August 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                 December 9,
                                                                                                1999 (Date of
                                                                    Nine months ended           Incorporation)
                                                                        August 31,               to August 31,
                                                                 2004                2003            2004
                                                                 ----                ----            ----
Cash Flows from Operating Activities
   Net loss for the period                                   $  (  230,683)   $  (    43,490) $  (   461,443)
   Add items not affecting cash:
     Amortization                                                        -                52               -
     Capital contributions - expenses                                    -             2,250          29,250
   Changes in non-cash working capital balances related to
   operations
     Prepaid expenses                                           (      264)                -     (       953)
     Accounts payable                                           (    3,430)       (    3,731)          9,145
     Due to related parties                                     (      528)       (    1,029)         50,538
     Resource property cost advances                                15,130                 -               -
                                                              ------------      -------------   -------------
                                                                (  219,775)      (    46,398)    (   373,463)
                                                              ------------      -------------   -------------
Cash Flows used in Investing Activity
   Acquisition of capital assets                                (      262)      (       698)    (       262)
                                                              ------------      -------------   -------------
Cash Flows from Financing Activity
   Capital stock issued                                            212,894            47,625         404,011
                                                              ------------      -------------   -------------
Increase (decrease) in cash during the period                   (    7,143)              529          30,286

Cash, beginning of the period                                       37,429                 3               -
                                                              ------------      ------------    -------------
Cash, end of the period                                      $      30,286     $         532   $      30,286
                                                              ============      ============    =============
Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                                $          -      $          -    $           -
                                                              ============      ============    =============
     Income taxes                                            $          -      $          -    $           -
                                                              ============      ============    =============




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period December 9, 1999 (Date of Incorporation) to August 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------



                                                                                      Deficit
                                                                                     Accumulated
                                                                                     During the
                                                      Common Shares      Additional     Pre-
                                            -----------------------------  Paid-in   exploration
                                                 Number        Par Value   Capital      Stage          Total
                                                 ------        ---------   -------      -----          -----
Capital stock issued for cash
                          - at $0.001           3,500,000   $    3,500  $       -   $        -     $    3,500
                                            -------------   ----------  ---------    ----------     ----------
Balance, as at November 30, 1999                3,500,000        3,500          -            -          3,500
Capital stock issued for cash
                          - at $0.002           5,750,000        5,750      5,750            -         11,500
                          - at $0.20               32,400           32      6,448            -          6,480
Contributions to capital by                             -            -      9,000            -          9,000
 officers
Net loss for the period                                 -            -          -     ( 31,327)        31,327
                                            -------------   ----------  ---------    ----------    -----------
Balance, as at November 30, 2000                9,282,400        9,282     21,198     ( 31,327)      (    847)
Contributions to capital by                             -            -      9,000            -          9,000
 officers
Net loss for the period                                 -            -          -     ( 17,215)      ( 17,215)
                                            -------------   ----------  ---------    ----------    -----------
Balance, as at November 30, 2001                9,282,400        9,282     30,198     ( 48,542)      (  9,062)
Contributions to capital by                             -            -      9,000            -          9,000
 officers
Net loss for the period                                 -            -          -     ( 17,811)      ( 17,811)
                                            -------------   ----------  ---------    ----------    -----------
Balance, as at November 30, 2002                9,282,400        9,282     39,198     ( 66,353)      ( 17,873)
Capital stock issued for cash
                          - at $0.25              176,500          177     43,948            -         44,125
                          - at $0.50              250,000          250    125,262            -        125,512
Contributions to capital by                             -            -      2,250            -          2,250
 officers
Net loss for the period                                 -            -          -     (164,407)      (164,407)
                                            -------------   ----------  ---------     ---------    -----------
Balance, as at November 30, 2003                9,708,900        9,709    210,658     (230,760)      ( 10,393)
Capital stock issued for cash
                          - at $0.50              421,148          421    212,473            -        212,894
Net loss for the period                                 -            -          -     (230,683)      (230,683)
                                            -------------   ----------  ---------     ---------    ------------
Balance, as at August 31, 2004                 10,130,048   $   10,130  $ 423,131   $ (461,443)    $  (28,182)
                                            =============   ==========  =========     =========    ============



                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


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

              The results of operations for the nine months ended August 31, 2004 are not indicative of the results that may be expected for the full year.

Note 2        Continuance of Operations
              -------------------------
              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At August 31, 2004, the Company had a working capital deficiency of $28,444, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $461,443 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments
              -----------

              Abitibi West County, Quebec, Canada

              The Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec. The Company must file assessment work with a minimum value of CDN$6,000 not later than November 14, 2004.

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 3        Commitments - (cont'd)
              -----------

              Mercedes Property, Junin, Peru

              Pursuant to a property acquisition agreement dated for reference July 3, 2003, the Company may acquire a 100% interest in 2,611 hectares located in Central Peru for consideration of $20,000 cash and 5,000,000 common shares. As at August 31, 2004, the Company has not paid the cash or issued the shares and the agreement has not closed.

Note 4        Common Stock
              ------------
              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50 per share. At August 31, 2004, the Company had sold 671,148 common shares for proceeds of $338,406. This amount has been included in share capital at August 31, 2004.

Note 5        Subsequent Event
              ----------------
              Subsequent to August 31, 2004,  the Company  received  proceeds of
              $28,900  for  share   subscriptions   pursuant  to  the   offering
              memorandum (Note 4).


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

In addition, we anticipate spending $18,000 on professional fees, $144,000 on salaries and wages, $20,000 on travel costs, $20,000 on promotional expenses and $60,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $472,000. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations for Nine-Month Period Ended August 31, 2004

We incurred operating expenses in the amount of $230,683 for the nine-month period ended August 31, 2004, as compared to $43,490 for the comparative period in 2003. At quarter end, we had cash on hand of $30,286. Our liabilities at the same date totalled $59,683 and consisted of accounts payable of $9,145 and $50,538 due to related parties.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the nine-month period ended August 31, 2004, the Company accepted subscriptions for a total of 427,148 shares of common stock for $0.50 each pursuant to a private placement offering.

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

During the three-month period ended August 31, 2004, the Company did not file any current reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: October 14, 2004


                                             Brookmount Explorations Inc.

                                             /s/ Zaf Sungur
                                             ---------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer
                                             and principal accounting
                                             officer
                                             Dated: October 14, 2004