Form 10KSB
period 2004-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2005-02-28
CIK 1122993

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

    For the fiscal year ended          November 30, 2004
                                      -------------------

                                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transaction period from               to

               Commission File number     000-32181
                                          ---------

                          BROOKMOUNT EXPLORATIONS, INC.
                         ------------------------------
                 (Exact name of Company as specified in charter)

          Nevada                                   98-0201259
          ------                                 ---------------
State or other jurisdiction of                  (I.R.S. Employee
Incorporation or Organization                       I.D. No.)

666 Burrard Street, Suite 600
Vancouver BC, Canada                                 V6C 2X8
-------------------------------------             -------------
(Address of principal executive offices)           (Zip  Code)

Issuer's telephone number,
including area  code                              604-676-5244
-----------------------                           -------------

Securities registered pursuant to section 12(b) of the Act:

Title of each share                    Name of each exchange on which registered

    None                                            None
 ----------                                      ----------

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

                       $4,226,463 as at February 24, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            15,284,848 shares of common stock as at February 24, 2005
            ---------------------------------------------------------

                         TABLE OF CONTENTS
                         -----------------

                                                                   Page
                                                                   ----
PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS                                         4

ITEM 2.  DESCRIPTION OF PROPERTY                                        12

ITEM 3.  LEGAL PROCEEDINGS                                              17

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS            17

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       17

ITME 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      17

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                         31

ITEM 8A. CONTROLS AND PROCEDURES                                        31

PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTOERS AND CONTROL PERSONS  32

ITEM 10. EXECUTIVE COMPENSATION                                         34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL                        34
         OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 35

ITEM 13. EXHIBITS AND REPORTS                                           35

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                         36

         SIGNATURES                                                     36

                                 PART 1
                                 ------

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Brookmount Explorations, Inc. (the "Company"), a Nevada Corporation, was incorporated on December 9, 1999. Since inception, the Company has not been in bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has no subsidiaries and no affiliated companies. The Company's shares are quoted on the NASD over the counter bulletin board (OTCBB) and currently trading under the symbol "BMXI".

The Company's executive offices are located at 666 Burrard Street, Suite 600, Vancouver, B.C., Canada, V6C 2X8 (Telephone: 604-676-5244).

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2004 there were 10,284,848 shares outstanding.

The Company intends to commence business operations as a mineral exploration stage company.

The Company plans to become engaged in the exploration, and if warranted, the development of mineral properties. Currently, the Company owns an interest in five mineral claims located in Quebec which are known as the Brookmount claims. In addition, subsequent to the year-end, the Company completed a mineral property purchase agreement, as amended, with Mr. Peter Flueck dated January 24, 2005, providing for its acquisition of a 100% interest in the Mercedes 100 mineral property located in Comas District, Concepcion Department, Junin Province, Peru. Mr. Flueck acts as the Company's president and a director. Our principal exploration property is the Mercedes 100 Property.


Brookmount Claims

The Company presently has the mineral rights to five mineral claims called the Brookmount claims located in Chazel Township, Abitibi West County, Quebec.

The Company retained J.G. Burns & Associates of Timmins, Ontario were retained to write a geological report on these claims. The claims are in good standing until November 14, 2006.

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

Mercedes 100 Property

The Mercedes 100 property consists of six mineral claims. We are the beneficial owner of a 100% interest in the claims. There are no other underlying agreements or interests in the property.

Specifics of the six mineral claims are as follows:

                                                          Claim Area
          Claim Name                Claim Number          (Hectares)
          ----------                ------------          ----------

          Mercedes 100            C-08020145X011          450.00
          Celeste                 C-010151600             298.84
          Celeste No. 2           C-010151500             218.58
          Celeste No. 4           C-010151700             200.00
          Nuevo Herraje Cuatro    C-010154100             996.96
          Nueva Charo             C-010051101             446.93

Acquisition and Maintenance of Mineral Rights in Peru

The general mining law of Peru defines and regulates all mining activity, from sampling and prospecting to commercialization, exploitation and processing. Mining concessions are granted in defined areas generally ranging from 100 to 1,000 hectares in size. Mining titles are irrevocable and perpetual, as long as the titleholder maintains payment of government fees. No royalties or other production-based monetary obligations are imposed on holders of mining concessions. Instead, a holder of mineral concessions must pay an annual maintenance fee of $3.00 per hectare for each concession actually acquired or for a pending application by June 30 of each year. The concession holder must sustain a minimum level of annual commercial production of greater than $100 per hectare in gross sales within eight years of the granting of the concession or, if the concession is not yet in production, the annual rental increases to $4.00 per hectare for the ninth through fourteenth years of the granting of the concession and to $10.00 per hectare thereafter. The concession will terminate if the annual fee is not paid for three years in total or for two consecutive years. The term of the concession is indefinite as long as the property is maintained by payment of rental fees.

The Peruvian Constitution and the Civil Code protect a mineral title holder with the same rights as a private property holder. The holder's rights are distinct and independent from the ownership of the land on which it is located, even when both belong to the same person. Mining rights are defensible against third parties, transferable, chargeable and may be the subject of any contract or transaction.

Description, Location and Access

The Mercedes 100 property is accessed from Lima by an excellent paved mountain highway to Concepcion, just 10 kilometers short of the provincial capital of Huancayo, then by a paved road to Santa Roda de Ocopa. A good all-weather gravel road connects Ocopa with Satipo, a village in the Amazonas river basin. The Mercedes Mine camp is 36 kilometers from Santa Rosa.

Although the property is within 12 degrees south of the equator, it lies between 4,300 and 4,500 meters above sea level in an area that is treeless and cold. There are two main seasons in the region of the property: a dry cool winter with sunny days and cold nights (to -4(0) Celsius) lasting from May to October, and a wet, cool summer that lasts from November to April and is characterized for its intense rains, snow and hail storms and average temperatures of 8(0) Celsius.

A 33 kilovolt power line follows the main gravel road past the Mercedes 100 property. Pomamanta, the nearest village to the property, about five kilometers to the east, is electrified on a limited basis. The line is 4.5 kilometres from the property site. Water for mining and drilling is available from streams and seeps in the hills above the property.

Nearby towns such as Concepcion and Huancayo are modern and offer most necessities. There is a narrow guage railroad from Lima to Huancayo. This connects the mining and smelting center of La Oroya, 130 kilometers to the west.

On the property site, there is a large brick building that could be refurnished to serve as a camp for 20 to 30 people.

Mineralization and Exploration History

In the 1990's, Leader Mining Inc. entered into an option agreement with Mr. Peter Flueck for a 50% working interest in the property and commissioned MPH Geological Consulting to assess the property's potential in 1996. Although the report contained a range of values of zinc, lead, gold and silver mineralization found on the property, as well as calculations of proven, potential, probable and possible reserves, we do not have sufficient information that would be necessary to determine if these figures are accurate or were calculated in accordance with acceptable mining standards.

Prior to our acquisition of the Mercedes 100 property, approximately $3,000,000 has been spent on the property. Most of these funds were spend on road building, re-opening underground workings on the property, topographical surveys, metallurgical tests, several exploitation campaigns and numerous sampling programs.

Geological Report: Mercedes 100 property

We have obtained a geological report on the Mercedes 100 property that was prepared by Guillermo Salazar, a professional geologist, of Calgary, Alberta. We commissioned the report in March 2004. The geological report summarizes the results of previous exploration on the Mercedes 100 property and makes a recommendation for further exploration work.

In his report, Mr. Salazar recommends further exploration of the Mercedes 100 property that would include the following:

1. Survey of the property's several know showings, adits and trenches. It is recommended that be done by confirming that the property boundaries are properly located, that the portals, adits and trenches are re-located with respect to the property boundaries and to other cultural and topographic features such as access roads, camps, mine dumps and main rivers.

2. There is about 200 tonnes of run-of-mine mineral in 50 kilogram sacks stacked along the road near the property. The sacks are in variable states of deterioration. They are, however, readily available for shipping if a nearby mill were to take the material for processing. The cost to us would include the cost of check assaying, re-sacking and transportation to the mill. Preliminary sampling of this rock indicates an average of 8.73 ounces per ton silver and 1.34% zinc. Mr. Salazar recommends that this be investigated.

3. A drilling program consisting of sixteen drill holes and totaling 1,810 meters designed to test prospective areas of the claims is recommended.

4. The geological interpretation of the claims needs to be confirmed. This requires the following:

o a satellite image interpretation map. The primary objective of this would be to define the trace continuity of the faults and veins recognized on the property

o a structural airphoto and geological map. The airphotos used for this map could also be used to produce a ground controlled topographic map without the errors in the government data packages. The required detail of this recommendation depends on the results from the survey described in paragraph one above.

o the results from these studies should be followed up with careful prospecting of the targets thus defined.

Mr. Salazar proposes the following budget for exploration:

Survey the property's showings, adits and trenches:            $7,500
Truck rental (30 days at $100 per day):                        $3,000
Check assaying of 220 tonnes, re-sacking of material
and identification of potential purchasers:                   $10,000
Application for drilling permits:                              $3,000
Drilling of 1,800 meters in 16 holes:                        $271,500
Permit closure reporting:                                      $3,000
Satellite interpretation of alteration and lineaments:        $10,000
Testing of sacked mineralized rock (30 samples at $20 each):     $600
Drill core testing (300 samples at $20 each):                  $6,000
Gridding work:                                                $75,000
Report writing:                                               $15,000
Office and administration:                                     $7,500
Miscellaneous:                                                $40,000

Total:                                                       $449,100

Compliance with Government Regulation

The General Mining Law of Peru is the primary body of law with regards to environmental regulations. It is administered by the Ministry of Energy and Mines (the "MEM"). The MEM can require a mining company to prepare an environmental evaluation, an environmental impact assessment, a program for environmental management and adjustment and a closure plan. Mining companies are also subject to annual environmental audits.

A mining company that has completed its permitted exploration program must submit an impact study when applying for a new concession, to increase the size of its existing processing operations by more than 50% or to execute any other mining project. A company must also set forth its plan for compliance with the environmental laws and regulations, including its planned mining works, investments, monitoring systems, waste management control and site restoration. The plan is considered approved if the MEM does not respond after 60 days of filing. If the MEM or an "interested party" can show just cause, the plan may be modified during first year.

A mining company must also submit a closure plan for each component of its operations. The closure plan must outline the measures that will be taken to protect the environment over the short, medium and long term from solids, liquids and gasses generated by the mining works. The General Mining Law of Peru has in place a system of sanctions or financial penalties that can be levied against a mining company not in compliance with the environmental regulations.

Brookmount Claims

The Company presently has the mineral rights to five mineral claims called the Brookmount claims located in Chazel Township, Abitibi West County, Quebec.

The Company retained J.G. Burns & Associates of Timmins, Ontario to prepare a geological report on these claims. The claims are in good standing until November 14, 2006.

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

Available Information

The Company's shares are listed on the OTCBB, and, as required, the Company will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

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

The Company's internet address is www.brookmount.com
                                  ------------------

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

THE MINERAL PROPERTIES IN WHICH WE HAVE AN INTEREST, THE BROOKMOUNT CLAIMS AND THE MERCEDES PROPERTY, HAVE NO RESERVES.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete planned exploration on our mineral properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of November 30, 2004, we had cash in the amount of $51,103. We currently do not have any operations and we have no income.

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

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Mercedes 100 property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. To date, we have been involved primarily in organizational activities and the acquisition of mineral properties. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Merecedes 100 property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any professional training or technical credentials in the exploration, development and operation of mines. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

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

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Peruvian mining law, to engage in certain types of exploration will require work permits. While these current laws will not affect our current exploration plans, when we proceed with drilling operations on the Mercedes 100 property, we will incur modest regulatory compliance costs.

BECAUSE OUR DIRECTORS OWN 51.5% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 51.5% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended November 30, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

OUR STOCK PRICE IS SUBJECT TO WIDE FLUCTUATIONS THAT MAY CAUSE STOCKHOLDERS TO LOSE THEIR INVESTMENTS.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; (3) increased competition; and
(4) conditions and trends in the mineral exploration industry.

Since our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

BROOKMOUNT PROPERTY

The Brookmount property consists of five claims totalling approximately 500 acres, which are located in Chazel Township, Abitibi West County, Quebec. A 100% interest in these claims were recorded in the name of George Fournier, which he holds in trust for the Company, on December 20, 1999, and subsequently registered on February 1, 2000. The claims are in good standing until November 16, 2006.

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

Exploration work performed on the Brookmount claim

The Company has not commenced exploration work on the Brookmount claims. The claims are in good standing until November 14, 2006.

Mercedes 100 Property

By an agreement dated July 3, 2003, and amended on January 24, 2005, the Company has also entered into an agreement with its president, Peter Flueck, whereby the Company has agreed to purchase a 100% interest in six mineral concessions comprising a total of 2,611 hectares located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru. In order to acquire a 100% interest in the Mercedes 100 property, the Company must pay $22,500 (paid) to Mr. Flueck and issue a total of 5,000,000 shares (issued) of restricted common stock in our capital as follows:

-        2,900,000 shares to the vendor, Mr. Flueck; and
-        1,050,000 shares to each of the other two directors of the Company.

Title to the Mercedes 100 property

The Mercedes 100 property consists of six mineral claims. We are the beneficial owner of a 100% interest in the claims. There are no other underlying agreements or interests in the property.

Specifics of the six mineral claims are as follows:

                                                         Claim Area
          Claim Name                Claim Number          (Hectares)
          ----------                ------------          ----------

          Mercedes 100            C-08020145X011          450.00
          Celeste                 C-010151600             298.84
          Celeste No. 2           C-010151500             218.58
          Celeste No. 4           C-010151700             200.00
          Nuevo Herraje Cuatro    C-010154100             996.96
          Nueva Charo             C-010051101             446.93

Acquisition and Maintenance of Mineral Rights in Peru

The general mining law of Peru defines and regulates all mining activity, from sampling and prospecting to commercialization, exploitation and processing. Mining concessions are granted in defined areas generally ranging from 100 to 1,000 hectares in size. Mining titles are irrevocable and perpetual, as long as the titleholder maintains payment of government fees. No royalties or other production-based monetary obligations are imposed on holders of mining concessions. Instead, a holder of mineral concessions must pay an annual maintenance fee of $3.00 per hectare for each concession actually acquired or for a pending application by June 30 of each year. The concession holder must sustain a minimum level of annual commercial production of greater than $100 per hectare in gross sales within eight years of the granting of the concession or, if the concession is not yet in production, the annual rental increases to $4.00 per hectare for the ninth through fourteenth years of the granting of the concession and to $10.00 per hectare thereafter. The concession will terminate if the annual fee is not paid for three years in total or for two consecutive years. The term of the concession is indefinite as long as the property is maintained by payment of rental fees.

The Peruvian Constitution and the Civil Code protect a mineral title holder with the same rights as a private property holder. The holder's rights are distinct and independent from the ownership of the land on which it is located, even when both belong to the same person. Mining rights are defensible against third parties, transferable, chargeable and may be the subject of any contract or transaction.

Description, Location and Access

The Mercedes 100 property is accessed from Lima by an excellent paved mountain highway to Concepcion, just 10 kilometers short of the provincial capital of Huancayo, then by a paved road to Santa Roda de Ocopa. A good all-weather gravel road connects Ocopa with Satipo, a village in the Amazonas river basin. The Mercedes Mine camp is 36 kilometers from Santa Rosa.

Although the property is within 12 degrees south of the equator, it lies between 4,300 and 4,500 meters above sea level in an area that is treeless and cold. There are two main seasons in the region of the property: a dry cool winter with sunny days and cold nights (to -4(0) Celsius) lasting from May to October, and a wet, cool summer that lasts from November to April and is characterized for its intense rains, snow and hail storms and average temperatures of 8(0) Celsius.

A 33 kilovolt power line follows the main gravel road past the Mercedes 100 property.

Pomamanta, the nearest village to the property, about five kilometers to the east, is electrified on a limited basis. The line is 4.5 kilometres from the property site. Water for mining and drilling is available from streams and seeps in the hills above the property.

Nearby towns such as Concepcion and Huancayo are modern and offer most necessities. There is a narrow guage railroad from Lima to Huancayo. This connects the mining and smelting center of La Oroya, 130 kilometers to the west.

On the property site, there is a large brick building that could be refurnished to serve as a camp for 20 to 30 people.

Mineralization and Exploration History

In the 1990's, Leader Mining Inc. entered into an option agreement with Mr. Peter Flueck for a 50% working interest in the property and commissioned MPH Geological Consulting to assess the property's potential in 1996. Although the report contained a range of values of zinc, lead, gold and silver mineralization found on the property, as well as calculations of proven, potential, probable and possible reserves, we do not have sufficient information that would be necessary to determine if these figures are accurate or were calculated in accordance with acceptable mining standards.

Prior to our acquisition of the Mercedes 100 property, approximately $3,000,000 has been spent on the property. Most of these funds were spend on road building, re-opening underground workings on the property, topographical surveys, metallurgical tests, several exploitation campaigns and numerous sampling programs.

Geological Report: Mercedes 100 property

We have obtained a geological report on the Mercedes 100 property that was prepared by Guillermo Salazar, a professional geologist, of Calgary, Alberta. We commissioned the report in March 2004. The geological report summarizes the results of previous exploration on the Mercedes 100 property and makes a recommendation for further exploration work.

In his report, Mr. Salazar recommends further exploration of the Mercedes 100 property that would include the following:

1. Survey of the property's several know showings, adits and trenches. It is recommended that be done by confirming that the property boundaries are properly located, that the portals, adits and trenches are re-located with respect to the property boundaries and to other cultural and topographic features such as access roads, camps, mine dumps and main rivers.

2. There is about 200 tonnes of run-of-mine mineral in 50 kilogram sacks stacked along the road near the property. The sacks are in variable states of deterioration. They are, however, readily available for shipping if a nearby mill were to take the material for processing. The cost to us would include the cost of check assaying, re-sacking and transportation to the mill. Preliminary sampling of this rock indicates an average of 8.73 ounces per ton silver and 1.34% zinc. Mr. Salazar recommends that this be investigated.

3. A drilling program consisting of sixteen drill holes and totaling 1,810 meters designed to test prospective areas of the claims is recommended.

4. The geological interpretation of the claims needs to be confirmed. This requires the following:

  o a satellite image interpretation map. The primary objective of this would be to define the trace continuity of the faults and veins recognized on the property

  o a structural airphoto and geological map. The airphotos used for this map could also be used to produce a ground controlled topographic map without the errors in the government data packages. The required detail of this recommendation depends on the results from the survey described in paragraph one above.

  o the results from these studies should be followed up with careful prospecting of the targets thus defined.

Mr. Salazar proposes the following budget for exploration:

Survey the property's showings, adits and trenches:            $7,500
Truck rental (30 days at $100 per day):                        $3,000
Check assaying of 220 tonnes, re-sacking of material
and identification of potential purchasers:                   $10,000
Application for drilling permits:                              $3,000
Drilling of 1,800 meters in 16 holes:                        $271,500
Permit closure reporting:                                      $3,000
Satellite interpretation of alteration and lineaments:        $10,000
Testing of sacked mineralized rock (30 samples at $20 each):     $600
Drill core testing (300 samples at $20 each):                  $6,000
Gridding work:                                                $75,000
Report writing:                                               $15,000
Office and administration:                                     $7,500
Miscellaneous:                                                $40,000

Total:                                                       $449,100

Compliance with Government Regulation

The General Mining Law of Peru is the primary body of law with regards to environmental regulations. It is administered by the Ministry of Energy and Mines (the "MEM"). The MEM can require a mining company to prepare an environmental evaluation, an environmental impact assessment, a program for environmental management and adjustment and a closure plan. Mining companies are also subject to annual environmental audits.

A mining company that has completed its permitted exploration program must submit an impact study when applying for a new concession, to increase the size of its existing processing operations by more than 50% or to execute any other mining project. A company must also set forth its plan for compliance with the environmental laws and regulations, including its planned mining works, investments, monitoring systems, waste management control and site restoration. The plan is considered approved if the MEM does not respond after 60 days of filing. If the MEM or an "interested party" can show just cause, the plan may be modified during first year.

A mining company must also submit a closure plan for each component of its operations. The closure plan must outline the measures that will be taken to protect the environment over the short, medium and long term from solids, liquids and gasses generated by the mining works. The General Mining Law of Peru has in place a system of sanctions or financial penalties that can be levied against a mining company not in compliance with the environmental regulations.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended November 30, 2004.



                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this report our shares of common stock are trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB) under the symbol "BMXI".

We have     shareholders of record as at the date of this annual report.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Our plan of operations for the twelve months following the date of this annual report is to complete initial exploration programs on the Brookmount and Mercedes properties. We anticipate that these programs will cost $10,000 and $449,100 respectively.

In addition, we anticipate spending $20,000 on professional fees, $210,000 on management fees, $40,000 on travel costs, $20,000 on promotional expenses and $40,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $789,100. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations For Period Ending November 30, 2004

We did not earn any revenues during the period ending November 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of the Brookmount claims or the Mercedes property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $322,261 for the fiscal year ended November 30, 2004. These operating expenses included consulting fees of $31,099 and management fees of $152,000.

Our net loss increased from $164,407 in fiscal 2003 to $322,261 in fiscal 2004 primarily due to a general increase in company activity surrounding our change of management and the identification, negotiation and execution of an agreement to acquire an interest in the Mercedes property.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2004, we had assets of $56,740 consisting of cash on hand of $51,103 (2003: $37,429), resource property cost advances of $Nil (2003:
$15,130), prepaid expenses of $3,863 (2003: $689), and capital assets of $1,774 (2003: $Nil). At the same date, we had $101,520 (2003: $63,641) in liabilities consisting of accounts payable of $43,004 (2003: $12,575) and $58,516 (2003:
$51,066) due to related parties.

                      ITEM 7.  FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.

                        (A Pre-exploration Stage Company)

                              FINANCIAL STATEMENTS

                           November 30, 2004 and 2003

                             (Stated in US Dollars)
                             ----------------------

TERRY AMISANO LTD.                                               AMISANO HANSON
KEVIN HANSON, CA                                          CHARTERED ACCOUNTANTS






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Brookmount Explorations Inc.

We have audited the accompanying balance sheets of Brookmount Explorations Inc. (A Pre-exploration Stage Company) as of November 30, 2004 and 2003 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended November 30, 2004 and 2003 and the period from December 9, 1999 (Date of Incorporation) to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Brookmount Explorations Inc. as of November 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended November 30, 2004 and 2003 and the period from December 9, 1999 (Date of Incorporation) to November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                              "AMISANO HANSON"
January 31, 2005                                          Chartered Accountants



750 West Pender Street, Suite 604                    Telephone:  604-689-0188
Vancouver Canada                                     Facsimile:  604-689-9773
V6C 2T7                                              E-MAIL:  amishan@telus.net

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           November 30, 2004 and 2003
                             (Stated in US Dollars)

                                    ASSETS                                         2004               2003
                                    ------                                         ----               ----
Current
    Cash                                                                   $          51,103   $          37,429
    Prepaid expenses                                                                   3,863                 689
    Mineral property costs advances                                                        -              15,130
                                                                           -----------------   -----------------

                                                                                      54,966              53,248

Capital assets - Note 3                                                                1,774                   -
                                                                           -----------------   -----------------

                                                                           $          56,740   $          53,248
                                                                           =================   =================

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                               $          43,004   $          12,575
    Due to related parties - Note 6                                                   58,516              51,066
                                                                           -----------------   -----------------

                                                                                     101,520              63,641
                                                                           -----------------   -----------------

                            SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value - Notes 4 and 5
         200,000,000  shares authorized
          10,284,848  shares issued (November 30, 2003 - 9,708,900)                   10,285               9,709
Additional paid-in capital                                                           498,056             210,658
Stock subscriptions receivable                                                          (100)                  -
Deficit accumulated during the pre-exploration stage                                (553,021)           (230,760)
                                                                           -----------------   -----------------

                                                                                     (44,780)            (10,393)
                                                                           -----------------   -----------------

                                                                           $          56,740   $          53,248
                                                                           =================   =================

Nature and  Continuance  of  Operations - Note 1
Commitments - Notes 4, 5 and 11
Subsequent Events - Notes 4, 5 and 10






                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
                 for the years ended November 30, 2004 and 2003
and for the period December 9, 1999 (Date of Incorporation) to November 30, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                                   December 9, 1999
                                                                                                       (Date of
                                                                       Years ended                Incorporation) to
                                                                      November 30,                   November 30,
                                                                 2004               2003                 2004
                                                                 ----               ----                 ----
Expenses
   General and administrative - Note 6                    $         274,482  $         164,407  $            505,242
   Mineral property costs                                            47,779                  -                47,779
                                                          -----------------  -----------------  --------------------

Net loss for the period                                   $        (322,261) $        (164,407) $           (553,021)
                                                          =================  =================  ====================

Basic and diluted loss per share                          $          (0.03)  $          (0.02)
                                                          ================   ================

Weighted average number of shares outstanding                    10,000,151          9,381,509
                                                          =================  =================











                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended November 30, 2004 and 2003
and for the period December 9, 1999 (Date of Incorporation) to November 30, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                                                  Incorporation)
                                                                                                        to
                                                                                                   November 30,
                                                                2004                2003               2004
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss for the period                               $        (322,261)  $        (164,407) $        (553,021)
   Add items not affecting cash:
     Amortization                                                       39                   -                 39
     Capital contributions - Note 9                                      -               2,250             29,250
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                               (3,174)               (689)            (3,863)
     Mineral property costs advances                                15,130             (15,130)                 -
     Accounts payable and accrued liabilities                       30,429              (1,721)            43,004
     Due to related parties                                          7,450              47,486             58,516
                                                         -----------------   -----------------  -----------------

                                                                  (272,387)           (132,211)          (426,075)
                                                         -----------------   -----------------  -----------------


Cash Flows from Investing Activity
   Acquisition of capital assets                                    (1,813)                  -             (1,813)
                                                         -----------------   -----------------  -----------------


Cash Flows from Financing Activity
   Capital stock issued                                            287,874             169,637            478,991
                                                         -----------------   -----------------  -----------------

Increase in cash during the period                                  13,674              37,426             51,103

Cash, beginning of the period                                       37,429                   3                  -
                                                         -----------------   -----------------  -----------------

Cash, end of the period                                  $          51,103   $          37,429  $          51,103
                                                         =================   =================  =================

Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                            $               -   $               -  $               -
                                                         =================   =================  =================

     Income taxes                                        $               -   $               -  $               -
                                                         =================   =================  =================

Non-cash transactions - Note 9




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  for the period December 9, 1999 (Date of Incorporation) to November 30, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                                 Additional    Stock         During the
                                                Common Shares      Paid-in  Subscriptions  Pre-exploration
                                          -----------------------
                                             Number     Par Value  Capital    Receivable        Stage           Total
                                             ------     ---------  -------    ----------        -----           -----
Capital stock issued for cash - at $0.001   3,500,000 $    3,500 $       -  $          -   $           -   $        3,500
                                          ----------- ---------- ---------  ------------   -------------     ------------

Balance, as at November 30, 1999            3,500,000      3,500         -             -               -            3,500
Capital stock issued for cash - at $0.002   5,750,000      5,750     5,750             -               -           11,500
                              - at $0.20       32,400         32     6,448             -               -            6,480
Contributions to capital by officers                -          -     9,000             -               -            9,000
Net loss for the year                               -          -         -             -         (31,327)         (31,327)
                                          ----------- ---------- ---------  ------------    -------------   -------------

Balance, as at November 30, 2000            9,282,400      9,282    21,198             -         (31,327)            (847)
Contributions to capital by officers                -          -     9,000             -               -            9,000
Net loss for the year                               -          -         -             -         (17,215)         (17,215)
                                          ----------- ---------- ---------  ------------    -------------   -------------

Balance, as at November 30, 2001            9,282,400      9,282    30,198             -         (48,542)          (9,062)
Contributions to capital by officers                -          -     9,000             -               -            9,000
Net loss for the year                               -          -         -             -         (17,811)         (17,811)
                                          ----------- ---------- ---------  ------------    -------------   -------------

Balance, as at November 30, 2002            9,282,400      9,282    39,198             -         (66,353)         (17,873)
Capital stock issued for cash- at $0.25       176,500        177    43,948             -               -           44,125
                             - at $0.50       250,000        250   125,262             -               -          125,512
Contributions to capital by officers                -          -     2,250             -               -            2,250
Net loss for the year                               -          -         -             -        (164,407)        (164,407)
                                          ------------ --------- ---------  ------------    -------------   -------------

Balance, as at November 30, 2003            9,708,900      9,709   210,658             -        (230,760)         (10,393)
Capital stock issued for cash- at $0.50       575,948        576   287,398          (100)              -          287,874
Net loss for the year                               -          -         -             -        (322,261)        (322,261)
                                          ------------ --------- ---------  ------------    -------------   -------------

Balance, as at November 30, 2004           10,284,848 $   10,285 $ 498,056  $       (100)  $    (553,021)  $      (44,780)
                                          ============ ========= =========  =============== =============   =============





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2004
                             (Stated in US Dollars)


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

              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $46,554 as of November 30, 2004, has yet to achieve profitable operations and has accumulated a deficit of $553,021 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. The Company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended November 30, 2004 by the issuance of common stock. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              The Company was incorporated under the laws of the State of Nevada, USA on December 9, 1999 and commenced operations at that time.

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Brookmount Explorations Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
(Stated in US Dollars) - Page 2
 --------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              Capital Assets and Amortization
              -------------------------------

              Capital assets consists of computer equipment and is recorded at cost. Amortization is provided using the straight-line method over three years, the estimated useful life of the equipment.

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

              Mineral Properties
              ------------------

              Costs of mineral property acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

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

Brookmount Explorations Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
(Stated in US Dollars) - Page 3
 --------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation
              ----------------------------

              Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction in accordance with SFAS No. 52 "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, at the rate of exchange prevailing at the time of the transaction. Foreign currency transactions gains or losses are included in net loss for the year.

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

              Fair Value of Financial Instruments
              -----------------------------------

              The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

              Currency Risk
              -------------

              The Company incurs expenditures in Canadian and US dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.

              At November 30, 2004, cash of $15,806 (2003:  $17,516) denominated in Canadian dollars is included in these financial statements.

Brookmount Explorations Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
(Stated in US Dollars) - Page 4
 --------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3       Capital Assets
             --------------

                                                                                      2004                                2003
                                                                -------------- ----------------- ----------------    --------------
                                                                                  Accumulated
                                                                     Cost        Amortization          Net                Net
                                                                     ----        ------------          ---                ---
                               Computer equipment               $      1,813   $            39   $         1,774     $            -
                                                                ============   ===============   ===============     ==============

Note 4        Mineral Properties
              ------------------

              a)  Abitibi West County, Quebec, Canada
                  -----------------------------------

                  The Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec. The claims are in good standing until November 14, 2006.

              b)  Mercedes Property, Junin, Peru
                  ------------------------------

                  Pursuant  to  a  property  acquisition   agreement  dated  for
                  reference July 3, 2003 and amended on January 24, 2005, the Company may acquire a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid subsequent to November 30, 2004) and the issuance of 5,000,000 common shares (issued subsequent to November 30, 2004). The vendor has directed the Company to issue 2,100,000 of these common shares to two other directors of the Company.

Note 5        Capital Stock - Note 4
              -------------

              Commitments:
              -----------

              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50 per share. At November 30, 2004, the Company had sold 825,948 common shares for proceeds of $413,386. This amount has been included in share capital at November 30, 2004.

              Subsequent to November 30, 2004, the Company received $97,300 for 194,600 common shares at $0.50 per share pursuant to this offering memorandum.

Brookmount Explorations Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
(Stated in US Dollars) - Page 5
 --------------------


Note 6        Related Party Transactions - Note 4
              --------------------------

              The Company was charged the following amounts by directors of the Company, a former director and/or companies with directors or officers in common:

                                                                                                  December 9,
                                                                                                     1999
                                                                                                   (Date of
                                                                                               Incorporation) to
                                                                                                 November 30,
                                                                   2004            2003              2004
                                                                   ----            ----              ----
             General and administrative:
               Consulting fees                               $             -  $       3,000   $           3,000
               Management fees                                       152,000        112,000             276,000
                                                             ---------------  -------------   -----------------

                                                             $       152,000  $     115,000   $         279,000
                                                             ===============  =============   =================

              The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties of $58,516 (2003 - $51,066) are due to directors of the Company or former directors of the Company in respect to unpaid management fees and advances. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7        Deferred Tax Assets

              The significant components of the Company's deferred tax assets are as follows:

                                                                                     2004             2003
                                                                                     ----             ----
             Deferred tax assets
                      Non-capital loss carryforwards                           $      188,027    $       78,458
             Valuation allowance for deferred tax assets                             (188,027)          (78,458)
                                                                               --------------    --------------

                                                                               $            -    $            -
                                                                               ==============    ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely than not to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized.

Brookmount Explorations Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
November 30, 2004
(Stated in US Dollars) - Page 6
 --------------------

Note 8        Income Taxes
              ------------

              No provision for income taxes has been provided in these financial statements due to the net loss. At November 30, 2004, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $553,021.

Note 9        Non-cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. Directors and officers of the Company have provided certain administrative services at no charge. The fair value of these services has been credited to additional paid-in capital as follows:

                                                                                                 December 9,
                                                                                                    1999
                                                                                                  (Date of
                                                                                              Incorporation) to
                                                                                                November 30,
                                                               2004             2003                2004
                                                               ----             ----                ----
                   Management fees                       $             -   $         1,500  $            19,500
                   Rent                                                -               600                3,600
                   Telephone                                           -               150                6,150
                                                         ---------------   ---------------  -------------------

                                                         $             -   $         2,250  $            29,250
                                                         ===============   ===============  ===================

              These transactions were excluded from the statement of cash flows.

Note 10       Subsequent Events - Notes 4 and 5
              -----------------

              Subsequent to November 30, 2004, the Company's common stock began trading on the Over-The-Counter Bulletin Board.

Note 11       Commitment

              On October 28, 2004, the Company entered into an office lease agreement for the head office in Vancouver, Canada. The lease requires monthly payments of CDN$1,200 per month commencing on January 1, 2005 and has a term of thirteen months.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

We have no changes in and disagreement with our accountants on accounting financial disclosure


ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Peter Flueck

Mr. Flueck brings to the Company a wealth of experience, not only in the resource sector, but with extensive experience in Peru as well. He is presently the President and sole shareholder of Grand Combe Developments Ltd., a Canadian development company based in Edmonton, Alberta. He has recently been the President of several mining companies based in Peru, including Blower Investments A.V.V., Condor Resources A.V.V. Aruba, the Recursos Mineros El Dorado and the Minera El Serrano, Peru.

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

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

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

ITEM 10.  EXECUTIVE COMPENSATION


The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2004.

                                Annual Compensation                             Long Term Compensation
                                -------------------                             ----------------------

                                                                         Restricted
                                                          Other Annual   Stock           Options/   LTIP         All Other
Name           Title            Year    Salary   Bonus    Compensation   Awarded         SARs (#)   payouts ($)  Compensation
----           -----            ----    ------   -----    ------------   -------         --------   -----------  ------------
Peter          President        2004    $48,000     0        0              0               0          0            0
Flueck
Zaf            COO, Secretary/  2004    $48,000     0        0              0               0          0            0
Sungur         Treasurer

Victor         Vice-President   2004    $48,000     0        0              0               0          0            0
Stilwell

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 30, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                      NAME OF           SHARES OF
TITLE OF CLASS   BENEFICIAL OWNER     COMMON STOCK     PERCENT OF CLASS
--------------   ----------------     ------------     ----------------

   Common        Peter Flueck          4,825,000            31.57%
                 18912-121 Ave. N.W.
                 Edmonton, Alberta
                 T5V 1R3

   Common        Victor Stillwell      1,680,000            10.99%
                 16 Douglas Woods Park S.E.
                 Calgary, Alberta
                 T2Z 2K6

   Common        Zaf Sungur            1,365,000             8.93%
                 2005 - 837 W. Hastings
                 Vancouver, B.C.
                 V6C 1B6


                 DIRECTORS AND         7,870,000            51.49%
                 OFFICERS AS A
                 GROUP CONSISTING
                 OF THREE PEOPLE

As of the date of this annual report, we have 15,284,848 shares of common stock issued and outstanding.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended November 30, 2004, we paid or accrued $48,000 in management fees to each of the following individuals:

     o  Peter Flueck, our president;
     o  Zaf Sungur, our COO,secretary and treasurer; and
     o  Victor Stilwell, our vice-president.

During the fiscal year 2003, the Company entered into an agreement with its president, Peter Flueck, whereby the Company has agreed to purchase a 100% interest in six mineral concessions comprising a total of 2,550 hectares located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru. Pursuant to the agreement, as amended, the Company must issue 5,000,000 shares of common stock (issued subsequent to November 30, 2004) to the directors of the Company and pay $22,500 (paid subsequent to November 30, 2004) to Peter Flueck.

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

   * Filed as an exhibit to our registration statement on Form 10-KSB dated December 27, 2000

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last quarter of 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Amisano Hanson, Chartered Accountants billed the following fees for the services indicated.


                    Fiscal year ended          Fiscal year ended
                    November 30, 2004          November 30, 2003

Audit fees               $8,934                    $5,500*
Audit-related fees       $6,189                       Nil
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


Brookmount Explorations Inc.


By          /s/ Peter Flueck
            -------------------------
            Peter Flueck
            President, CEO & Director
            Date: February 25, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Peter Flueck
            ----------------
            Peter Flueck
            President, CEO & Director
            Date: February 25, 2005

By          /s/ Zaf Sungur
            ---------------
            COO, Secretary, Treasurer, Principal
            Accounting Officer and Director
            Date: February 25, 2005

By          /s/ Victor Stilwell
            Vice-President and Director
            Date: February 25, 2005