Form 10QSB
period 2005-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2005-04-19
CIK 1122993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    February 28, 2005
                                     --------------------

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


666 Burrard Street, Suite 600
Vancouver, British Columbia                               V6C 2X8
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 604-676-5244
                                                ---------------------------

                                    None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,601,648 shares of $0.001 par value common stock outstanding as of April 14, 2005.

                          BROOKMOUNT EXPLORATIONS INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                     February 28, 2005 and November 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                 February 28,        November 30,
                                                   ASSETS                            2005                2004
                                                   ------                            ----                ----
Current
    Cash                                                                     $          85,046   $          51,103
    Prepaid expenses                                                                     9,567               3,863
                                                                             -----------------   -----------------

                                                                                        94,613              54,966

Capital assets - Note 3                                                                  1,641               1,774
                                                                             -----------------   -----------------

                                                                             $          96,254   $          56,740
                                                                             =================   =================

                                                     LIABILITIES
                                                    ------------

Current
    Accounts payable and accrued liabilities                                 $          42,888   $          43,004
    Due to related parties - Note 6                                                     59,438              58,516
                                                                             -----------------   -----------------

                                                                                       102,326             101,520
                                                                             -----------------   -----------------

                                              SHAREHOLDERS' DEFICIENCY
                                              ------------------------


Common stock, $0.001 par value - Notes 4, 5 and 8
         200,000,000  shares authorized
          15,601,648  shares issued (November 30, 2004 - 10,284,848)                    15,602              10,285
Additional paid-in capital                                                           1,901,139             498,056
Stock subscriptions receivable                                                            (100)               (100)
Deficit accumulated during the pre-exploration stage                                (1,922,713)           (553,021)
                                                                             -----------------   -----------------

                                                                                        (6,072)            (44,780)
                                                                             -----------------   -----------------

                                                                             $          96,254   $          56,740
                                                                             =================   =================







                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
       for the three months ended February 28, 2005 and February 29, 2004 and for the period December 9, 1999 (Date of Incorporation) to February 28, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   December 9, 1999
                                                                                                       (Date of
                                                                   Three months ended             Incorporation) to
                                                             February 28,       February 29,         February 28,
                                                                 2005               2004                 2005
                                                                 ----               ----                 ----
Expenses
   General and administrative - Note 6                    $          91,097  $          57,696  $            596,339
   Mineral property costs                                         1,278,595             16,655             1,326,374
                                                          -----------------  -----------------  --------------------

Net loss for the period                                   $      (1,369,692) $         (74,351) $         (1,922,713)
                                                          =================  =================  ====================

Basic and diluted loss per share                          $          (0.13)  $          (0.01)
                                                          ================   ================

Weighted average number of shares outstanding                    10,426,421          9,719,430
                                                          =================  =================








                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
       for the three months ended February 28, 2005 and February 29, 2004 and for the period December 9, 1999 (Date of Incorporation) to February 28, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                                                  Incorporation)
                                                                   Three months ended                   to
                                                            February 28,        February 29,       February 28,
                                                                2005                2004               2005
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss for the period                               $      (1,369,692)  $         (74,351) $      (1,922,713)
   Add items not affecting cash:
     Amortization                                                      133                   -                172
     Capital contributions                                               -                   -             29,250
     Mineral property costs                                      1,250,000                   -          1,250,000
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                               (5,704)                689             (9,567)
     Accounts payable and accrued liabilities                         (116)              3,000             42,888
     Due to related parties                                            922               2,862             59,438
                                                         -----------------   -----------------  -----------------

                                                                  (124,457)            (67,800)          (550,532)
                                                         -----------------   -----------------  -----------------


Cash Flows from Investing Activity
   Acquisition of capital assets                                         -                   -             (1,813)
                                                         -----------------   -----------------  -----------------


Cash Flows from Financing Activity
   Capital stock issued                                            158,400              64,074            637,391
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash during the period                       33,943              (3,726)            85,046

Cash, beginning of the period                                       51,103              37,429                  -
                                                         -----------------   -----------------  -----------------

Cash, end of the period                                  $          85,046   $          33,703  $          85,046
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
                                                         =================   =================  =================

Non-cash transaction - Note 7





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        for the period December 9, 1999
                  (Date of Incorporation) to February 28, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                     Additional         Stock           During the
                                                  Common Shares        Paid-in      Subscriptions    Pre-exploration
                                               ------------------
                                               Number   Par Value      Capital       Receivable           Stage           Total
                                               ------   ---------      -------       ----------           -----           -----
Capital stock issued for cash  - at $0.001   3,500,000 $     3,500 $          -  $          -   $               -  $         3,500
                                            ---------- ----------- -------------  -----------   -----------------   --------------

Balance, as at November 30, 1999             3,500,000       3,500            -             -                   -            3,500
Capital stock issued for cash- at $0.002     5,750,000       5,750        5,750             -                   -           11,500
                             - at $0.20         32,400          32        6,448             -                   -            6,480
Contributions to capital by officers                 -           -        9,000             -                   -            9,000
Net loss for the year                                -           -            -             -             (31,327)         (31,327)
                                            ---------- ----------- ------------  ------------   -----------------  ---------------

Balance, as at November 30, 2000             9,282,400       9,282       21,198             -             (31,327)            (847)
Contributions to capital by officers                 -           -        9,000             -                   -            9,000
Net loss for the year                                -           -            -             -             (17,215)         (17,215)
                                            ---------- ----------- ------------  ------------   -----------------  ---------------

Balance, as at November 30, 2001             9,282,400       9,282       30,198             -             (48,542)          (9,062)
Contributions to capital by officers                 -           -        9,000             -                   -            9,000
Net loss for the year                                -           -            -             -             (17,811)         (17,811)
                                            ---------- ----------- ------------  ------------   -----------------  ---------------

Balance, as at November 30, 2002             9,282,400       9,282       39,198             -             (66,353)         (17,873)
Capital stock issued for cash - at $0.25       176,500         177       43,948             -                   -           44,125
                              - at $0.50       250,000         250      125,262             -                   -          125,512
Contributions to capital by officers                 -           -        2,250             -                   -            2,250
Net loss for the year                                -           -            -             -            (164,407)        (164,407)
                                            ---------- ----------- ------------  ------------   -----------------  ---------------

Balance, as at November 30, 2003             9,708,900       9,709      210,658             -            (230,760)         (10,393)
Capital stock issued for cash - at $0.50       575,948         576      287,398          (100)                  -          287,874
Net loss for the year                                -           -            -             -            (322,261)        (322,261)
                                            ---------- ----------- ------------  ------------   -----------------  ---------------
Balance, as at November 30, 2004            10,284,848      10,285      498,056          (100)           (553,021)         (44,780)
Capital stock issued for cash - at $0.50       316,800         317      158,083             -                   -          158,400
Capital stock issued for resource
property  - at $0.25                         5,000,000       5,000    1,245,000             -                   -        1,250,000
Net loss for the period                              -           -            -             -          (1,369,692)      (1,369,692)
                                            ---------- ----------- ------------  ------------   -----------------  ---------------

Balance, as at February 28, 2005            15,601,648 $    15,602 $  1,901,139  $       (100)  $      (1,922,713) $        (6,072)
                                            ========== =========== ============  ===============   =================  =============





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim three month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's November 30, 2004 annual financial statements.

              Operating results for the quarter ended February 28, 2005 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At February 28, 2005, the Company had a working capital deficiency of $7,713, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has yet to achieve profitable operations and has accumulated losses of $677,713 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Capital Assets
              --------------

                                                                    2005                                2004
                                              -------------------------------------------------    --------------
                                                               Accumulated
                                                   Cost        Amortization          Net                Net
                                                   ----        ------------          ---                ---
             Computer equipment               $      1,813   $           172   $         1,641     $        1,774
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

Brookmount Explorations Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
February 28, 2005
(Stated in US Dollars)
(Unaudited) - Page 2
-----------

Note 4        Mineral Properties - (cont'd)
              ------------------

              b)  Mercedes Property, Junin, Peru

                  Pursuant  to  a  property  acquisition   agreement  dated  for
                  reference July 3, 2003 and amended on January 24, 2005, the Company may acquire a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid during the three months ended February 28, 2005) and the issuance of 5,000,000 common shares (issued). The vendor has directed the Company to issue 2,100,000 of these common shares to two other directors of the Company.

Note 5        Capital Stock - Notes 4 and 8
              -------------

              Commitments:
              -----------

              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50 per share. At February 28, 2005, the Company had sold 1,142,748 common shares for proceeds of $571,786. This amount has been included in share capital at February 28, 2005.


Note 6        Related Party Transactions - Note 4
              --------------------------

              The Company was charged the following amounts by directors of the Company, a former director and/or companies with directors or officers in common:

                                                                                                   December 9,
                                                                                                      1999
                                                                                                    (Date of
                                                                   Three months ended           Incorporation) to
                                                           February 28,     February 29,          February 28,
                                                                 2005             2004                2005
                                                                 ----             ----                ----
             General and administrative:
               Consulting fees                             $             -  $           -     $           3,000
               Management fees                                      52,500         44,000               328,500
                                                           ---------------  -------------     -----------------

                                                           $        52,500  $      44,000     $         331,500
                                                           ===============  =============     =================

              The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties are due to directors of the Company in respect to unpaid management fees and advances. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Brookmount Explorations Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
February 28, 2005
(Stated in US Dollars)
(Unaudited) - Page 3
-----------

Note 7        Non-cash Transaction
              --------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the three months ended February 28, 2005, the Company issued 5,000,000 common shares at $0.25 pursuant to the resource property acquisition agreement (Note 4b). This transaction was excluded from the statement of cash flows for the three months ended February 28, 2005 and for the period December 9, 1999 (Date of Incorporation) to February 28, 2005.

Note 8        Subsequent Event
              ----------------

              Subsequent to August 31, 2004,  the Company  received  proceeds of
              $35,000  for  share   subscriptions   pursuant  to  the   offering
              memorandum (Note 5).


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

Plan of Operation
-----------------

Our plan of operations for the twelve months following the date of this quarterly report is to complete initial exploration programs on the Brookmount and Mercedes properties. We plan to start our 2005 exploration programs in June. We anticipate that these programs will cost $10,000 and $449,100 respectively.

In addition, we anticipate spending $18,000 on professional fees, $198,000 on management fees, $42,000 on travel costs, $18,000 on promotional expenses and $36,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $771,100. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations for Three-Month Period Ended February 28, 2005
--------------------------------------------------------------------

We did not earn any revenues during the period ending February 28, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of the Brookmount claims or the Mercedes property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $1,369,692 for the three-month period ended February 28, 2005. During the quarter we issued 5,000,000 shares at $0.25 per share for Mercedes Property pursuant to a property acquisition agreement dated for reference July 3, 2005 and amended on January 24, 2005. Operating expenses included consulting fees of $12,960 and management fees of $40,500.

Our net loss increased from $74,351 in fiscal 2004 to $1,369,692 in fiscal 2005 primarily due to $ 1,250,000 mineral property costs recorded by the company upon issuance of 5,000,000 shares of the company's capital stock and a general increase in company's activity surrounding our change of management and the identification, negotiation and execution of an agreement to acquire an interest in the Mercedes property.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At February 28, 2005, we had assets of $96,254 consisting of cash on hand of $85,046 (2004: $33,703), resource property cost advances of $Nil (2004:
$15,130), prepaid expenses of $9,567 (2004: $Nil), and capital assets of $1,641 (2004: $Nil). At the same date, we had $102,326 (2004: $69,503) in liabilities consisting of accounts payable and accrued liabilities of $42,888 (2004:
$15,575) and $59,438 (2004: $53,928) due to related parties.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the three-month period ended February 28, 2005, the Company accepted subscriptions for a total of 316,800 shares of common stock for $0.50 each pursuant to a private placement offering.

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

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the three-month period ended February 28, 2005, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: April 19, 2005


                                             Brookmount Explorations Inc.

                                              /s/ Zaf Sungur
                                             ---------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer
                                             and principal accounting
                                             officer
                                             Dated: April 19, 2005