Form 10QSB
period 2005-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2005-07-20
CIK 1122993

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    May 31, 2005
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,834,585 shares of $0.001 par value common stock outstanding as of May 31, 2005.

                          BROOKMOUNT EXPLORATIONS INC.

                          (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)











           BALANCE SHEETS
           INTERIM STATEMENTS OF OPERATIONS
           INTERIM STATEMENTS OF CASH FLOWS
           STATEMENT OF STOCKHOLDERS' EQUITY
           NOTES TO THE INTERIM FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.
                          (An Exploration Stage Company)
                                 BALANCE SHEETS
                             (Stated in US Dollars)


                                                                                   May 31,           November 30,
                                                   ASSETS                            2005                2004
                                                   ------                            ----                ----
                                                                                 (Unaudited)          (Audited)
Current
    Cash                                                                     $          69,206   $          51,103
    Prepaid expenses                                                                     7,286               3,863
                                                                             -----------------   -----------------

                                                                                        76,492              54,966

Advances - Note 2                                                                      31,860                    -
Capital assets - Note 3                                                                  1,508               1,774
                                                                             -----------------   -----------------

                                                                             $         109,860   $          56,740
                                                                             =================   =================

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                                 $          32,916   $          43,004
    Due to related parties - Note 6                                                     59,508              58,516
                                                                             -----------------   -----------------

                                                                                        92,424             101,520
                                                                             -----------------   -----------------

                        SHAREHOLDERS' EQUITY(DEFICIENCY)

Common stock, $0.001 par value - Note 5
         200,000,000  shares authorized
          15,834,585  shares issued (November 30, 2004 - 10,284,848)                    15,835              10,285
Additional paid-in capital                                                           2,768,201             498,056
Stock subscriptions receivable                                                            (100)               (100)
Deficit accumulated during the development stage                                    (2,766,500)           (553,021)
                                                                             -----------------   -----------------

                                                                                        17,436             (44,780)
                                                                             -----------------   -----------------

                                                                             $         109,860   $          56,740
                                                                             =================   =================




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                          (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                 December 9, 1999
                                                                                                                     (Date of
                                                Three months ended                      Six months ended           Inception) to
                                                      May 31                                May 31,                   May 31,
                                              2005               2004               2005                2004           2005
                                              ----               ----               ----                ----           ----
Expenses
   General and administrative          $       93,787     $       88,881     $      184,884   $      163,232      $      690,126
      - Note 6
   Mineral property costs                           -                  -          2,028,595                -           2,076,374
                                       ---------------  -----------------  -----------------   -----------------  ---------------
      - Note 4

Net loss for the period                $      (93,787)    $      (88,881)    $   (2,213,479)  $     (163,232)     $   (2,766,500)
                                       ===============  =================  =================  -=================  ===============

Basic loss per share                   $       (0.00)     $       (0.00)     $       (0.16)   $       (0.01)
                                       ==============   ================   ================   ===============

Weighted average number of shares
outstanding                                15,665,403          9,991,014        13,404,368         9,991,014
                                       ===============  =================  =================   ===============





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                          (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                 for the six months ended May 31, 2005 and 2004
           and for the period December 9, 1999 (Date of Inception) to
                                  May 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                                                    Inception)
                                                                    Six months ended                    to
                                                                        May 31,                      May 31,
                                                                2005                2004               2005
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss for the period                               $      (2,213,479)  $        (163,232) $      (2,766,500)
   Add items not affecting cash:
     Depreciation                                                      266                   -                305
     Capital contributions                                               -                   -             29,250
     Mineral property costs                                      2,000,000              15,130          2,000,000
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                               (3,423)                689             (7,286)
     Accounts payable and accrued liabilities                      (10,088)              2,671             32,916
     Due to related parties                                            992                 862             59,508
                                                         -----------------   -----------------  -----------------

                                                                  (225,732)           (143,880)          (651,807)
                                                         -----------------   -----------------  -----------------


Cash Flows used in  Investing Activities
Acquisition advances                                               (31,860)                  -            (31,860)
Acquisition of capital assets                                            -                   -           (  1,813)
                                                         -----------------   -----------------  -----------------
                                                                   (31,860)                  -            (33,673)

Cash Flows from Financing Activity
   Capital stock issued                                            275,695             140,594            754,686
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash during the period                       18,103              (3,286)            69,206

Cash, beginning of the period                                       51,103              37,429                  -
                                                         -----------------   -----------------  -----------------

Cash, end of the period                                  $          69,206   $          34,143  $          69,206
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
                                                         =================   =================  =================

Non-cash transaction - Note 7


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period December 9, 1999 (Date of Inception) to May 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                             Additional     Stock         During the
                                                         Common Shares        Paid-in    Subscriptions    Exploration
                                                   -----------------------
                                                     Number      Par Value    Capital     Receivable        Stage        Total
                                                     ------      ---------    -------     ----------        -----        -----
Capital stock issued for cash     - at $0.001       3,500,000    $    3,500   $       -  $         -    $       -      $   3,500
                                                   ----------    ----------   ---------  -----------    ----------   -----------

Balance, as at November 30, 1999                    3,500,000         3,500           -            -            -          3,500
Capital stock issued for cash     - at $0.002       5,750,000         5,750       5,750            -            -         11,500
                                  - at $0.20           32,400            32       6,448            -            -          6,480
Contributions to capital by officers                        -             -       9,000            -            -          9,000
Net loss for the year                                       -             -           -            -      (31,327)       (31,327)
                                                   ----------    ----------   ---------  -----------    ----------   -----------

Balance, as at November 30, 2000                    9,282,400         9,282      21,198            -      (31,327)          (847)
Contributions to capital by officers                        -             -       9,000            -            -          9,000
Net loss for the year                                       -             -           -            -      (17,215)       (17,215)
                                                   ----------    ----------   ---------  -----------    ----------   -----------

Balance, as at November 30, 2001                    9,282,400         9,282      30,198            -      (48,542)        (9,062)
Contributions to capital by officers                        -             -       9,000            -            -          9,000
Net loss for the year                                       -             -           -            -      (17,811)       (17,811)
                                                   ----------    ----------   ---------  -----------    ----------   -----------

Balance, as at November 30, 2002                    9,282,400         9,282      39,198            -      (66,353)       (17,873)
Capital stock issued for cash     - at $0.25          176,500           177      43,948            -            -         44,125
                                  - at $0.50          250,000           250     125,262            -            -        125,512
Contributions to capital by officers                        -             -       2,250            -            -          2,250
Net loss for the year                                       -             -           -            -     (164,407)      (164,407)
                                                   ----------    ----------   ---------  -----------    ----------   -----------

Balance, as at November 30, 2003                    9,708,900         9,709    210,658             -     (230,760)       (10,393)
Capital stock issued for cash     - at $0.50          575,948           576    287,398          (100)           -        287,874
Net loss for the year                                       -             -          -             -     (322,261)      (322,261)
                                                   ----------    ----------   ---------  -----------    ----------   -----------
Balance, as at November 30, 2004                   10,284,848        10,285    498,056          (100)     (553,021)      (44,780)

   ...Cont'd

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period December 9, 1999 (Date of Inception) to May 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                             Additional     Stock         During the
                                                         Common Shares        Paid-in    Subscriptions    Exploration
                                                   -----------------------
                                                     Number      Par Value    Capital     Receivable        Stage        Total
                                                     ------      ---------    -------     ----------        -----        -----
Capital stock issued for cash     - at $0.40          62,500            63       24,937             -             -       25,000
Capital stock issued for cash     - at $0.50         411,190           411      205,184             -             -      205,595
Capital stock issued for cash     - at $0.56          35,714            36       19,964             -             -       20,000
Capital stock issued for cash     - at $0.60          10,333            10        6,190             -             -        6,200
Capital stock issued for cash     - at $0.63          30,000            30       18,870             -             -       18,900
Capital stock issued for resource property
                                    - at $0.40     5,000,000         5,000    1,995,000             -             -    2,000,000
Net loss for the period                                    -             -            -             -    (2,213,479)  (2,213,479)
                                                   ----------    ----------   ---------  -------------  ------------ ------------

Balance, as at May 31, 2005                        15,834,585    $  15,835  $  2,768,201 $      (100)  $ (2,766,500)  $   767,436
                                                   ==========    =========  ============ ============= =============  ===========





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                          (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature of Continued Operations and Basis of Presentation
              --------------------------------------------------------
              The Company is an exploration stage company. The Company was organized for the purpose of acquiring, exploring and developing mineral properties. The recoverability of amounts from properties acquired will be dependant upon discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production.

              Going Concern
              -------------
              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception of $2,766,500 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
May 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 2
-----------

Note 2        Advances
              ----------

              On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire
              100% of outstanding capital stock of Jemma. This letter of agreement will be replaced by a binding agreement between the Company and Jemma. At May 31, 2005 this agreement has not been finalized. The purchase price consists of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 exercisable within 24 months from the date of the agreement and approximately CDN$75,000 in advances to secure an extension for the purchase of mineral property and for operating costs. During the six months ended May 31, 2005 the Company advanced $31,860 (CDN $40,000) pursuant to this agreement. Should the binding agreement not be completed the advances are refundable.

Note 3        Capital Assets
              --------------

                                                                               November 30,
                                       May 31, 2005                              2004
                             ------------------------------                ------------------
                                                 Accumulated
                                    Cost        Depreciation          Net                  Net
                                    ----        ------------          ---                  ---
   Computer equipment            $      1,813   $           305   $      1,508       $     1,774
                                 ============   ===============   ===============     ===========

Note 4        Mineral Properties
              -------------------
              a)  Abitibi West County, Quebec, Canada
                  -----------------------------------
                  During 2003 the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $48,079. The claims are in good standing until November 14, 2006.

              b)  Mercedes Property, Junin, Peru
                  ------------------------------
                  Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company may acquire a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid during the three months ended February 28, 2005) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The vendor has directed the Company to issue 2,100,000 of these common shares to two other directors of the Company. At May 31, 2005 the legal ownership of this property has not been transferred to the Company.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
May 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 3
-----------

Note 5        Capital Stock
              -------------
              Commitments
              -----------
              Pursuant to an offering memorandum dated July 23, 2003, the Company undertook to sell a minimum of 1,000,000 common shares at $0.50 per share. At May 31, 2005, 2005, the Company had sold 1,608,622 common shares for proceeds of $750,281.

Note 6        Related Party Transactions
              --------------------------
              The Company was charged the following amounts by directors of the Company, a former director and/or companies with directors or officers in common:

                                                                                                   December 9,
                                                                                                      1999
                                                                                                    (Date of
                                                                    Six months ended              Inception) to
                                                                        May 31,                      May 31,
                                                                 2005             2004                2005
                                                                 ----             ----                ----
             General and administrative:
               Consulting fees                             $             -  $           -     $           3,000
               Management fees                                     102,000         80,000               378,000
                                                           ---------------  -------------     -----------------

                                                           $       102,000  $      80,000     $         381,000
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

              During the six months ended May 31, 2005 the Company purchased a mineral property from one of the Company's directors (See note 4).

Note 7        Non-cash Transaction
              --------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the period ended May 31, 2005, the Company issued 5,000,000 common shares valued at $0.40 per share pursuant to the Mercedes Property acquisition agreement (See note 4). This transaction was excluded from the statement of cash flows for the six months ended May 31, 2005 and for the period December 9, 1999 (Date of Inception) to May 31, 2005.

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

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls
and  procedures.  This  evaluation  was  conducted     by   directors   of   the
Company.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to complete initial exploration programs on the Brookmount and Mercedes properties, as well as proceeding with the development of the Mooseland Deposit property located in Halifax County, Nova Scotia. We anticipate that the programs on the Brookmount and Mercedes properties
will          cost  $10,000  and $220,000    respectively.      In addition,  we
expect to pay approximately $830,000 (CDN$1,000,000) to Globex Mining Enterprises Inc. pursuant to our agreement concerning the Mooseland Deposit property, as well as $250,000 on the development of the property.

In addition, we anticipate spending $17,200 on professional fees, $99,000 on salaries and wages, $10,000 on travel costs, $15,000 on promotional expenses and $50,000 on other administrative expenses in the next 12 months.

Total expenditures over the next 12 months are therefore expected to be $1,501,200. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations for Six-Month Period Ended May 31, 2005

We incurred operating expenses in the amount of $2,213,479 for the six-month period ended May 31, 2005, as compared to $163,232 for the comparative period in 2004. The substantial increase in net loss was due to the issue of 5,000,000 shares of common stock at a recorded value of $2,028,595 in connection with the completion of our acquisition of the Mercedes property. These shares were issued to our directors and officers in the following amounts:

                    Peter Flueck                              2,900,000
                    Zaf Sungur                                1,050,000
                    Victor Stillwell                          1,050,000

General and administrative expenses for the six-month period ended May 31, 2005 were comparable to those incurred in the same period in 2004 ($184,884 versus $163,232).

At quarter end, we had cash on hand of $69,206 and total assets of $109,860. Our liabilities at the same date totalled $92,424 and consisted of accounts payable and accrued liabilities of $32,916 and $59,508 due to related parties.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During  the  six-month   period  ended  May  31,  2005,  the  Company   accepted
subscriptions for a following share issuances:

           Number of Shares                Price per Share
           ----------------                ---------------
                $0.40                          62,500
                $0.50                         411,190
                $0.56                          35,714
                $0.60                          10,333
                $0.63                          30,000

In addition, we issued 5,000,000 shares at a deemed price of $0.40 per share pursuant to our purchase of the Merecedes property located in Peru.

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

During the six-month period ended May 31, 2005, the Company filed a current report on Form 8-K announcing that it had entered into a binding letter of agreement with Jemma Resources Corp. dated May 13, 2005, providing for our acquisition of 100% of the issued and outstanding shares in the capital of Jemma Resources Corp. ("Jemma"), a private British Columbia company. Jemma holds the right to acquire the Dufferin and Mooseland gold properties located in Nova Scotia. In order to acquire a 100% interest in Jemma, we are required to issue 3,000,000 shares of common stock in our capital and 3,000,000 share purchase warrants to the stockholders of Jemma. Each share purchase warrant is exercisable into one share of our common stock for $1.50 for a period of 24 months from the closing date of the acquisition.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: July 20, 2005


                                             Brookmount Explorations Inc.

                                             /s/ Zaf Sungur
                                             ---------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer
                                             and principal accounting
                                             officer
                                             Dated: July 20, 2005