Form 10QSB
period 2005-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2005-10-14
CIK 1122993

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    August 31, 2005
                                     ------------------

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


Issuer's telephone number, including area code: _______ 604-676-5244
                                                ---------------------------

                                     None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,490,185 shares of $0.001 par value common stock outstanding as of September 27, 2005.

                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2005

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

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                             (Stated in US Dollars)

                                                                                  August 31,         November 30,
                                                   ASSETS                            2005                2004
                                                   ------                            ----                ----
                                                                                 (Unaudited)
Current
    Cash                                                                     $          20,092   $          51,103
    Prepaid expenses                                                                     5,000               3,863
    Advances - Note 2                                                                   42,428                   -
                                                                                   ------------         ----------

                                                                                        67,520              54,966

Capital assets - Note 3                                                                  1,375               1,774
                                                                             -----------------   -----------------

                                                                             $          68,895   $          56,740
                                                                             =================   =================

                                                    LIABILITIES

Current
    Accounts payable and accrued liabilities                                 $          31,692   $          43,004
    Due to related parties - Note 6                                                     58,516              58,516
                                                                             -----------------   -----------------

                                                                                        90,208             101,520
                                                                             -----------------   -----------------

                                             STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value - Note 5
         200,000,000  shares authorized
          16,490,185  shares issued (November 30, 2004 - 10,284,848)                    16,490              10,285
Additional paid-in capital                                                           2,964,546             498,056
Stock subscriptions receivable                                                            (100)               (100)
Deficit accumulated during the exploration stage                                    (3,002,249)           (553,021)
                                                                             -----------------   -----------------

                                                                                       (21,313)            (44,780)
                                                                             ------------------  -----------------

                                                                             $          68,895   $          56,740
                                                                             =================   =================

Contingency - Note 1





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      December 9, 1999
                                                                                                         (Date of
                                                Three months ended          Nine months ended           Inception) to
                                                    August 31,                   August 31,               August 31,
                                              2005         2004          2005               2004             2005
                                              ----         ----          ----               ----             ----
Expenses
   General and administrative          $      68,397   $    67,451  $    253,281     $    230,683   $     758,523
      - Note 6
   Mineral property costs                    167,352             -     2,195,947                -       2,243,726
      - Note 4
                                       ---------------------------------------------------------------------------------

Net loss for the period                $    (235,749)  $   (67,451) $ (2,449,228)    $   (230,683)  $  (3,002,249)
                                       ================= ========== =============== ============== ===============

Basic loss per share                   $       (0.02)  $     (0.00) $      (0.17)    $      (0.02)
                                       ================ =========== =============== ==============

Weighted average number of shares
outstanding                               16,005,883    10,130,048    14,278,912       10,130,048
                                       =============== ============= ============== =============






                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                                                    Inception)
                                                                   Nine months ended                    to
                                                                       August 31,                   August 31,
                                                                2005                2004               2005
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss for the period                               $      (2,449,228)  $        (230,683) $      (3,002,249)
   Add items not affecting cash:
     Depreciation                                                      399                   -                438
     Capital contributions                                               -                   -             29,250
     Mineral property costs                                      2,150,000                              2,150,000
   Changes in non-cash working capital
  balances related to operations
     Prepaid expenses                                               (1,137)               (264)            (5,000)
     Accounts payable and accrued                                  (11,312)             (3,430)            31,692
   liabilities
     Due to related parties                                              -                (528)            58,516
                                                         -----------------   ------------------ -----------------

                                                                  (311,278)           (234,905)          (737,353)
                                                         -----------------   -----------------  -----------------


Cash Flows used in  Investing Activities
Acquisition advances                                               (42,428)             15,130            (42,428)
Acquisition of capital assets                                            -                (262)          (  1,813)
                                                         -----------------   ------------------ -----------------
                                                                   (42,428)            (14,868)           (44,241)

Cash Flows from Financing Activity
   Capital stock issued                                            322,695             212,894            801,686
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash during the period                      (31,011)             (7,143)            20,092

Cash, beginning of the period                                       51,103              37,429                  -
                                                         -----------------   -----------------  -----------------

Cash, end of the period                                  $          20,092   $          30,286  $          20,092
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
                                                         =================   =================  =================

Non-cash transactions - Note 7


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  (DEFICIENCY) for the period December 9, 1999
                     (Date of Inception) to August 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                Deficit
                                                                                               Accumulated
                                                                      Additional     Stock      During the
                                                   Common Shares        Paid-in  Subscriptions  Exploration
                                             -------------------------
                                               Number        Par Value  Capital   Receivable       Stage          Total
                                                                                   ---------      -------       ----------
Capital stock issued for cash     - at $0.001    3,500,000 $    3,500 $      -  $       -   $        -   $      3,500
                                              -----------------------------------------------------------------------------

Balance, as at November 30, 1999                 3,500,000       3,500         -          -            -          3,500
Capital stock issued for cash    - at $0.002     5,750,000       5,750     5,750          -            -         11,500
                                 - at $0.20         32,400          32     6,448          -            -          6,480
Contributions to capital by officers                     -           -     9,000          -            -          9,000
Net loss for the year                                    -           -         -          -      (31,327)       (31,327)
                                              -----------------------------------------------------------------------------

Balance, as at November 30, 2000                 9,282,400       9,282    21,198          -      (31,327)          (847)
Contributions to capital by officers                     -           -     9,000          -            -          9,000
Net loss for the year                                    -           -         -          -      (17,215)       (17,215)
                                              -----------------------------------------------------------------------------


Balance, as at November 30, 2001                 9,282,400       9,282    30,198          -      (48,542)        (9,062)
Contributions to capital by officers                     -           -     9,000          -            -          9,000
Net loss for the year                                    -           -         -          -      (17,811)        (17,811)
                                              -----------------------------------------------------------------------------


Balance, as at November 30, 2002                 9,282,400       9,282    39,198          -      (66,353)        (17,873)
Capital stock issued for cash     - at $0.25       176,500         177    43,948          -            -          44,125
                                  - at $0.50       250,000         250   125,262          -            -         125,512
Contributions to capital by officers                     -           -     2,250          -            -           2,250
Net loss for the year                                    -           -         -          -     (164,407)       (164,407)
                                              -----------------------------------------------------------------------------

Balance, as at November 30, 2003                 9,708,900       9,709   210,658          -     (230,760)        (10,393)
Capital stock issued for cash     - at $0.50       575,948         576   287,398       (100)           -         287,874
Net loss for the year                                    -           -         -          -     (322,261)       (322,261)
                                              -----------------------------------------------------------------------------

Balance, as at November 30, 2004                10,284,848      10,285   498,056       (100)    (553,021)        (44,780)

....Cont'd

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  (DEFICIENCY) for the period December 9, 1999
                     (Date of Inception) to August 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                               Additional       Stock       During the
                                                            Common Shares        Paid-in     Subscriptions  Exploration
                                                     ------------------------
                                                      Number       Par Value     Capital      Receivable        Stage       Total
                                                     -------       ---------     -------      ----------        -----       -----

Capital stock issued for cash - at $0.25              40,000         40             6,460              -            -       6,500
Capital stock issued for cash - at $0.35             115,600         115           40,385              -            -      40,500
Capital stock issued for cash - at $0.40              62,500          63           24,937              -            -      25,000
Capital stock issued for cash - at $0.50             411,190         411          205,184              -            -     205,595
Capital stock issued for cash - at $0.56              35,714          36           19,964              -            -      20,000
Capital stock issued for cash - at $0.60              10,333          10            6,190              -            -       6,200
Capital stock issued for cash - at $0.63              30,000          30           18,870              -            -      18,900
Capital stock issued for mineral property - at $0.40   5,000,000    5,000       1,995,000              -            -   2,000,000
Capital stock issued for mineral property - at $0.30    500,000       500         149,500              -            -     150,000
Net loss for the period                                   -             -               -              -   (2,449,228) (2,449,228)
                                                  --------------- --------   -------------  ------------  ------------  ---------

Balance, as at  August 31, 2005                      16,490,185  $   16,490  $  2,964,546   $      (100)  $ (3,002,249) $ (21,313)
                                                 =============== ==========  =============  ============  ============  =========





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature of Continued Operations and Basis of Presentation

              The Company is a development stage company. The Company was organized for the purpose of acquiring, exploring and developing mineral properties. The recoverability of amounts from properties acquired will be dependant upon discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production.

              Going Concern
              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $65,116 and has incurred losses since inception of $3,002,249 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

              Unaudited Interim Financial Statements
              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 2
-----------

Note 2        Advances
              ----------

              On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma's directors to the Company's board of directors, Jemma completing a debt financing of $15 million, and the Company's right to elect not to proceed with the transaction thereby resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consists of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 exercisable within 24 months from the date of the agreement and approximately CDN$75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company's board of directors. During the nine months ended August 31, 2005 the Company advanced $42,428 (CDN $53,000) pursuant to the Letter of Agreement. At August 31, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement.

              Subsequent to August 31, 2005 the Company's management decided not to proceed with this transaction. The decision was as a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances totaling $42,428 became refundable pursuant to the terms of the Letter of Agreement. Although the Company has not yet received the funds from Jemma, management believes these funds are recoverable because Jemma has expressed its intention to repay the Company.

Note 3        Capital Assets

                                                                              November 30,
                                     August 31, 2005                              2004
                  ----------------------------------------------------    -------------------

                                  Accumulated
                    Cost          Depreciation           Net                   Net
                    ----          ------------                                 ---
Computer equipment   $      1,813  $        438      $      1,375      $        1,774
                     ============   ===============      ===============     ==============

Note 4        Mineral Properties


                  a)  Brookmount Claims, Abitibi West County, Quebec, Canada

                  During 2003 the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $48,079. The claims are in good standing until November 14, 2006.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 3
-----------


Note 4        Mineral Properties (continued)

                  b)  Mercedes Property, Junin, Peru

                  Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company may acquire a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid during the three months ended February 28, 2005) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The property is held in trust for the Company. Upon request from the Company the title will be recorded in the name of the Company. At August 31, 2005 the title of this property has not been recorded in the name of the Company.


                  c)  Mooseland Property, Nova Scotia, Canada

                  Pursuant to a binding letter of agreement dated June 14, 2005, the Company acquired a right to purchase a 100% interest in the Mooseland property located in Halifax County Nova Scotia for consideration of:

                  (1) $250,000 payable by July 1, 2005 (not paid),
                  (2) $750,000 payable by September 30, 2005 (not paid);
                  (3) 500,000 restricted common shares of the Company. The Company issued the common stock pursuant to the agreement on August 12, 2005 and recorded the fair value of the shares on the date of issue at $0.30 per share, or $150,000 as a mineral property expense in the statement of operations during the quarter ended August 31, 2005.; and (4) a 1.5% Net Smelter Royalty.

                  The Vendor has agreed with management of the Company that the agreement will terminate by no later than November 13, 2005 with no recourse to the Company by the Vendor.

Note 5        Capital Stock

              To date the Company has not granted any stock options or warrants.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 4
-----------


Note 6        Related Party Transactions

              The Company was charged the following amounts by directors of the Company, a former director and/or companies with directors or officers in common:




                                                   Nine months ended
                                                      August 31,
                                               2005             2004
                                               ----             ----

             General and administrative:
               Consulting fees             $             -  $           -
               Management fees                     140,500        116,000
                                           ---------------  -------------

                                           $       140,500  $     116,000
                                           ===============  =============


              The charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties are due to directors of the Company in respect to unpaid management fees and advances. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

              During the nine months ended August 31, 2005 the Company purchased a mineral property from one of the Company's directors (See note 4(b)).

Note 7        Non-cash Transactions

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the period ended August 31, 2005, the Company issued 5,000,000 common shares valued at $0.40 per share pursuant to the Mercedes Property acquisition agreement and issued 500,000 common shares valued at $0.30 per share pursuant to the Mooseland Property letter of agreement (See note 4). These transactions were excluded from the statement of cash flows for the nine months ended August 31, 2005 and for the period December 9, 1999 (Date of Inception) to August 31, 2005.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted by one of the directors of the Company, who also acts as the Company's President and the Chief Executive Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Plan of Operation

Our plan of operations for the twelve months following the date of this quarterly report is to complete initial exploration programs on the Brookmount and Mercedes properties. We anticipate that the programs on the Brookmount and Mercedes properties will cost $25,000 and $480,000 respectively.

In addition, we anticipate spending $25,000 on professional fees, $132,000 on salaries and wages, $30,000 on travel costs, $50,000 on promotional expenses and $40,000 on other administrative expenses in the next 12 months.

Total expenditures over the next 12 months are therefore expected to be $782,000. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma's directors to the Company's board of directors, Jemma completing a debt financing of $15 million, and the Company's right to elect not to proceed with the transaction thereby resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consists of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 exercisable within 24 months from the date of the agreement and approximately CDN$75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company's board of directors. During the nine months ended August 31, 2005 the Company advanced $42,428 (CDN $53,000) pursuant to the Letter of Agreement. At August 31, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement.

Subsequent to August 31, 2005 the Company's management decided not to proceed with this transaction. The decision was as a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances totaling $42,428 became refundable pursuant to the terms of the Letter of Agreement. Although the Company has not yet received the funds from Jemma, management believes these funds are recoverable because Jemma has expressed its intention to repay the Company.

Pursuant to a binding letter of agreement dated June 14, 2005, the Company acquired a right to purchase a 100% interest in the Mooseland property located in Halifax County Nova Scotia for consideration of:

     (1) $250,000 payable by July 1, 2005 (not paid),
     (2) $750,000 payable by September 30, 2005 (not paid);
     (3) 500,000 restricted common shares of the Company. The Company issued the common stock pursuant to the agreement on August 12, 2005 and recorded the fair value of the shares on the date of issue at $0.30 per share, or $150,000 as a mineral property expense in the statement of operations during the quarter ended August 31, 2005; and
     (4) a 1.5% Net Smelter Royalty.

The Vendor has agreed with management of the Company that the agreement will terminate by no later than November 13, 2005 with no recourse to the Company by the Vendor.

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


Results Of Operations for Nine-Month Period Ended August 31, 2005

We incurred operating expenses in the amount of $2,449,228 for the nine-month period ended August 31, 2005, as compared to $230,683 for the comparative period in 2004. The substantial increase in net loss was due to mineral property costs related to: (1) the issuance of 5,000,000 shares of common stock at a recorded value of $2,000,000 in connection with the completion of our acquisition of the Mercedes property; and (2) the issuance of 500,000 shares of common stock at a recorded value of $150,000 in connection with our acquisition of a right to purchase a 100% interest in the Mooseland property in Halifax, Nova Scotia which agreement will be terminated by no later than November 13, 2005 with no recourse to the Company by the Vendor.

Under instruction from the property vendor, the 5,000,000 shares were issued to our directors and officers in the following amounts:

        Peter Flueck (property vendor)                       2,900,000
        Zaf Sungur                                           1,050,000
        Victor Stillwell                                     1,050,000

General and administrative expenses for the nine-month period ended August 31, 2005 were comparable to those incurred in the same period in 2004 ($253,281 versus $230,683).

At quarter end, we had cash on hand of $20,092 and total assets of $68,895. Our liabilities at the same date totalled $90,208 and consisted of accounts payable and accrued liabilities of $31,692 and $58,516 due to related parties.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

During the nine-month period ended August 31, 2005, the Company accepted subscriptions for the following share issuances:

            Price per Share                Number of Shares
           ----------------                ---------------
                $0.25                          40,000
                $0.35                         115,600
                $0.40                          62,500
                $0.50                         411,190
                $0.56                          35,714
                $0.60                          10,333
                $0.63                          30,000


In addition, we issued 5,000,000 shares at a deemed price of $0.40 per share pursuant to our purchase of the Mercedes property located in Peru, and 500,000 common shares valued at $0.30 per share pursuant to the Mooseland Property.


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

During the three-month period ended August 31, 2005, the Company filed a current report on the Form 8-K in relation with an appointment of an audit firm "Dale Matheson Carr-Hilton LaBonte", Chartered Accountants as the Company's auditor.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: October 13, 2005


                                             Brookmount Explorations Inc.

                                             /s/ Zaf Sungur
                                             ---------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer,
                                             Director and principal accounting
                                             officer
                                             Dated: October 13, 2005