Form 10KSB
period 2005-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2006-02-28
CIK 1122993

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

    For the fiscal year ended          November 30, 2005
                                      -------------------

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

                      Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the  registrant is a  shell  company (as  defined
in Rule 12b-2 of the Exchange  Act).  Yes [  X  ]   No [    ]

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

                       $3,153,230 as at February 27, 2006
                       ----------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            21,710,711 shares of common stock as at February 27, 2006
         ----------------------------------------------------------------

                         TABLE OF CONTENTS
                         -----------------

                                                                       Page
                                                                       ----
PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS                                         4

ITEM 2.  DESCRIPTION OF PROPERTY                                        12

ITEM 3.  LEGAL PROCEEDINGS                                              17

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS            17

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       17

ITME 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      17

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                         36

ITEM 8A. CONTROLS AND PROCEDURES                                        36

PART III
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTOERS AND CONTROL PERSONS  37

ITEM 10. EXECUTIVE COMPENSATION                                         39

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL                        39
         OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 40

ITEM 13. EXHIBITS AND REPORTS                                           41

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                         41

         SIGNATURES                                                     42

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

Subsequent to November 30, 2005, the Company's shares were listed on the Berlin Stock Exchange under the symbol "B6P". The Company also filed an application with the Frankfurt Stock Exchange.

The Company's executive offices are located at 666 Burrard Street, Suite 600, Vancouver, B.C., Canada, V6C 2X8 (Telephone: 604-676-5244).

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at November 30, 2005, there were 16,768,685 shares outstanding.

The Company commenced operations as an exploration stage company during the fiscal year ended November 30, 2005.

The Company owns an interest in five mineral claims located in Quebec which are known as the Brookmount claims. During the year ended November 30, 2005 the Company completed a mineral property purchase agreement, as amended, with Mr. Peter Flueck dated January 24, 2005, and acquired a 100% interest in the Mercedes 100 mineral property located in Comas District, Concepcion Department, Junin Province, Peru. Mr. Flueck acts as the Company's president and a director. Our principal exploration property is the Mercedes 100 Property.

In addition, during the year ended November 30, 2005, the Company acquired a right to purchase a 100% interest in the Mooseland property located in Halifax County Nova Scotia pursuant to a binding letter of agreement dated June 14, 2005. In September 2005, the Company had withdrawn its participation in the Mooseland Property project and forfeited the right to purchase a 100% interest in the property.


Subsequent to November 30, 2005, Brookmount signed a Letter of Intent to acquire 56% interest in the Rock Creek Property by acquiring 722161 BC Ltd., a private corporation, the owner of the interest in the Rock Creek Property. The property located approximately 10 kilometers southeast of Rock Creek, B.C. in the Greenwood Mining Division.

Brookmount Claims
-----------------
The Company presently has the mineral rights to five mineral claims called the Brookmount claims located in Chazel Township, Abitibi West County, Quebec.

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

Mercedes 100 Property
---------------------
The Mercedes 100 property consists of six mineral claims. We are the beneficial owner of a 100% interest in the claims. There are no other underlying agreements or interests in the property.

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

Subsequent to November 30, 2005, Brookmount filed an application to acquire additional 500 hectares of land at the Mercedes 100 property.

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

Geological Report: Mercedes 100 property

We obtained a geological report on the Mercedes 100 property that was prepared by Guillermo Salazar, a professional geologist, of Calgary, Alberta. We commissioned the report in March 2004. The geological report summarizes the results of previous exploration on the Mercedes 100 property and makes a recommendation for further exploration work.

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

4. The geological interpretation of the claims needs to be confirmed. This requires the following:

- a satellite image interpretation map. The primary objective of this would be to define the trace continuity of the faults and veins recognized on the property

- a structural airphoto and geological map. The airphotos used for this map could also be used to produce a ground controlled topographic map without the errors in the government data packages. The required detail of this recommendation depends on the results from the survey described in paragraph one above.

- the results from these studies should be followed up with careful prospecting of the targets thus defined.

   Mr. Salazar proposes the following budget for exploration:

   Survey the property's showings, adits and trenches:            $7,500
   Truck rental (30 days at $100 per day):                        $3,000
   Check assaying of 220 tonnes, re-sacking of material
   and identification of potential purchasers:                   $10,000
   Application for drilling permits:                              $3,000
   Drilling of 1,800 meters in 16 holes:                        $271,500
   Permit closure reporting:                                      $3,000
   Satellite interpretation of alteration and lineaments:        $10,000
   Testing of sacked mineralized rock (30 samples at $20 each):     $600
   Drill core testing (300 samples at $20 each):                  $6,000
   Gridding work:                                                $75,000
   Report writing:                                               $15,000
   Office and administration:                                     $7,500
   Miscellaneous:                                                $40,000
                                                                 -------

   Total:                                                       $449,100
                                                                ========


In January 2006 we have completed a $400,000 private placement of the Company's restricted common stock to finance our exploration program.


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

Brookmount Claims
-----------------
The Company presently has the mineral rights to five mineral claims called the Brookmount claims located in Chazel Township, Abitibi West County, Quebec.

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

Repeat of above paragraphs

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

Presently, the Company files with the United States Securities and Exchange Commission (the "SEC") on Forms 10-KSB and 10-QSB.

The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is files its periodic reports electronically and therefore the public can review the Company's filing on the SEC Internet site that contains reports, proxy, and information statements, and other information regarding the Company. This information can be obtained by accessing the SEC website address at http://www.sec.gov.

The Company's internet address is www.brookmount.com

Research and Development Expenditures

We did not incur any research and development expenditures during the fiscal year ended November 30, 2005.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.


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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete planned exploration on our mineral properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of November 30, 2005, we had cash in the amount of $20,447. We currently do not have any operations and we have no income.

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

BECAUSE OUR DIRECTORS  OWN 53.15% OF OUR  OUTSTANDING  COMMON STOCK,  THEY COULD
MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 51.15% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended November 30, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we are in the pre-exploration stage, we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

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

4. The geological interpretation of the claims needs to be confirmed. This requires the following:

  - a satellite image interpretation map. The primary objective of this would be to define the trace continuity of the faults and veins recognized on the property

  - a structural airphoto and geological map. The airphotos used for this map could also be used to produce a ground controlled topographic map without the errors in the government data packages. The required detail of this recommendation depends on the results from the survey described in paragraph one above.

  - the results from these studies should be followed up with careful prospecting of the targets thus defined.

     Mr. Salazar proposes the following budget for exploration:

     Survey the property's showings, adits and trenches:            $7,500
     Truck rental (30 days at $100 per day):                        $3,000
     Check assaying of 220 tonnes, re-sacking of material
     and identification of potential purchasers:                   $10,000
     Application for drilling permits:                              $3,000
     Drilling of 1,800 meters in 16 holes:                        $271,500
     Permit closure reporting:                                      $3,000
     Satellite interpretation of alteration and lineaments:        $10,000
     Testing of sacked mineralized rock (30 samples at $20 each):     $600
     Drill core testing (300 samples at $20 each):                  $6,000
     Gridding work:                                                $75,000
     Report writing:                                               $15,000
     Office and administration:                                     $7,500
     Miscellaneous:                                                $40,000
                                                                   -------

     Total:                                                       $449,100
                                                                  ========

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

All of the above relating to Mercedes is a repeat of info included earlier. Is this required in both places?

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



                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this report our shares of common stock are trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB) under the symbol "BMXI" and on the Berlin Stock Exchange under the symbol "B6P".

We have 248 shareholders of record as at the date of this annual report.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Our plan of operations for the twelve months following the date of this annual report is to complete initial exploration program on the Mercedes 100 property. We anticipate that this program will cost approximately $450,000. In January 2006 we have completed a $400,000 private placement of the Company's restricted common stock to finance our exploration program.

In addition, we anticipate spending $30,000 on professional fees, $240,000 on management fees, $60,000 on travel costs, $30,000 on promotional expenses and $40,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $850,000. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations For Period Ending November 30, 2005
---------------------------------------------------------
We did not earn any revenues during the period ending November 30, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of the Brookmount claims or the Mercedes property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $2,510,579 (2004: $322,261) for the fiscal year ended November 30, 2005. The substantial increase in net loss was due to the issue of 5,000,000 shares of common stock at a recorded value of $2,000,000 in connection with the completion of our acquisition of the Mercedes property.

These shares were issued to our directors and officers in the following amounts:

        Peter Flueck                                         2,900,000
        Zaf Sungur                                           1,050,000
        Victor Stillwell                                     1,050,000

In addition we incurred $196,947 in mineral property costs during the year ended November 30, 2005. General and administrative expenses for the period ended November 30, 2005 were comparable to those incurred in the same period in 2004 ($313,632 versus $274,482).


We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2005, we had assets of $70,306 consisting of cash on hand of $20,447 (2004: $51,103), resource property cost advances of $43,617 (2004:
$Nil), prepaid expenses of $5,000 (2004: $3,863), and capital assets of $1,242 (2004: $1,774). At the same date, we had $91,739 (2004: $101,520) in liabilities consisting  of  accounts  payable  and  accrued  liabilities  of  $33,223 (2004:
$43,004) and $58,516 (2004: $58,516) due to related parties.

ITEM 7.  FINANCIAL STATEMENTS


                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 and 2004





REPORT OF INDEPENDENT REIGISTERED PUBLIC ACCOUNTING FIRM
           BALANCE SHEETS
           STATEMENTS OF OPERATIONS
           STATEMENTS OF CASH FLOWS
           STATEMENT OF STOCKHOLDERS' EQUITY
           NOTES TO THE FINANCIAL STATEMENTS

[DALE MATHESON           Partnership of:           Robert J Burkart, Inc.     James F Carr-Hilton, Ltd.
[CARR-HILTON LABONTE     Alvin F Dale, Ltd.        Peter J Donaldson, Inc.    R.J. LaBonte, Ltd.
-------------------      Robert J Matheson, Inc.   Fraser G Ross, Ltd.
[CHARTERED ACCOUNTANTS LOGO]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------
To the Stockholders and Board of Directors of Brookmount Explorations Inc.:

We have audited the accompanying balance sheet of Brookmount Explorations Inc (An Exploration Stage Company) as of November 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period from inception on December 9, 1999 to November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Brookmount Explorations Inc as at November 30, 2004 and 2003 and for the years then ended and the period from inception on December 9, 1999 to November 30, 2004 were audited by other auditors whose report dated January 31, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from December 9, 1999 (date of inception) to November 31, 2004 reflect a net loss of $553,021 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as of November 30, 2005, and the results of its operations, cash flows and changes in stockholders' equity for the year then ended and for the period from December 9, 1999 (date of inception) to November 30, 2005, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any revenues from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             "Dale Matheson Carr-Hilton LaBonte"
                                                      CHARTERED ACCOUNTANTS
Vancouver, Canada
February 10, 2006

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           November 30, 2005, and 2004

                                                                                     2005                2004
                                                                                     ----                ----
                                                   ASSETS
Current assets
    Cash                                                                     $          20,447   $          51,103
    Prepaid expenses                                                                     5,000               3,863
    Advances - Note 3                                                                   43,617                   -
                                                                             -------------------- -----------------

                                                                                        69,064              54,966

Capital assets - Note 4                                                                  1,242               1,774
                                                                             -----------------   -----------------

                                                                             $          70,306   $          56,740
                                                                             =================   =================

                                                     LIABILITIES

Current liabilities
    Accounts payable and accrued liabilities                                 $          33,223   $          43,004
    Due to related parties - Note 7                                                     58,516              58,516
                                                                             -----------------   -----------------

                                                                                        91,739             101,520
                                                                             -----------------   -----------------

                                                STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value - Note 6
         200,000,000  shares authorized
          16,768,685  shares issued (2004 - 10,284,848)                                 16,768              10,285
Additional paid-in capital                                                           3,031,999             498,056
Stock subscriptions receivable                                                          (6,600)               (100)
Deficit accumulated during the exploration stage                                    (3,063,600)           (553,021)
                                                                             -----------------   -----------------

                                                                                       (21,433)            (44,780)
                                                                             ------------------  -----------------

                                                                             $          70,306   $          56,740
                                                                             =================   =================

Going Concern - Note 1
Subsequent event - Note 10


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           December 9, 1999
                                                         Year               Year               (Date of
                                                        ended              ended            Inception) to
                                                     November 30,       November 30,         November 30,
                                                         2005               2004                 2005
                                                         ----               ----                 ----
Expenses
   General and administrative   - Note 7          $         313,632  $         274,482  $            818,874
   Mineral property costs       - Note 5                  2,196,947             47,779             2,244,726
                                                  -------------------------------------------------------------
Net loss for the year                             $      (2,510,579) $        (322,261) $         (3,063,600)
                                                  =================  =================  ====================

Basic loss per share                              $          (0.17)  $          (0.03)
                                                  =================  =================

Weighted average number of shares outstanding
                                                        14,880,769        10,100,151
                                                  =================  =================


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                Year                Year            Inception)
                                                                ended              ended                to
                                                            November 30,        November 30,       November 30,
                                                                2005                2004               2005
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss for the year                                 $      (2,510,579)  $        (322,261) $      (3,063,600)
   Add items not affecting cash:
     Amortization                                                      532                  39                571
     Capital contributions                                               -                   -             29,250
     Mineral property costs                                      2,150,000                              2,150,000
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                               (1,137)             (3,174)            (5,000)
     Accounts payable and accrued liabilities                       (9,781)             30,429             33,223
     Due to related parties                                              -               7,450             58,516
                                                         -----------------   -----------------  -----------------

                                                                  (370,965)           (287,517)          (797,040)
                                                         -----------------   -----------------  -----------------


Cash Flows from(used) in  Investing Activities
Acquisition advances                                               (43,617)             15,130            (43,617)
Acquisition of capital assets                                            -              (1,813)          (  1,813)
                                                         -----------------   ------------------ -----------------
                                                                   (43,617)             13,317            (45,430)

Cash Flows from Financing Activities
   Capital stock issued                                            383,926             287,874            862,917
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash during the year                        (30,656)             13,674             20,447

Cash, beginning of the year                                         51,103              37,429                  -
                                                         -----------------   -----------------  -----------------

Cash, end of the year                                    $          20,447   $          51,103  $          20,447
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
                                                         =================   =================  =================

Non-cash transactions - Note 8


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             for the period December 9, 1999 (Date of Inception) to
                                November 30, 2005

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                           Additional    Stock        During the
                                                        Common Shares      Paid-in   Subscriptions   Exploration
                                                -------------------------
                                                   Number     Par Value    Capital    Receivable        Stage            Total
                                                   ------     ---------    -------    ----------        -----            -----
Capital stock issued for cash     - at $0.001     3,500,000 $    3,500 $          -  $        -   $            -  $       3,500
                                               ------------- ---------- ------------  ----------   --------------  -------------

Balance, as at November 30, 1999                  3,500,000      3,500            -           -                -          3,500
Capital stock issued for cash     - at $0.002     5,750,000      5,750        5,750           -                -         11,500
                                  - at $0.20         32,400         32        6,448           -                -          6,480
Contributions to capital by officers                      -          -        9,000           -                -          9,000
Net loss for the year                                     -          -            -           -          (31,327)       (31,327)
                                               ------------- ---------- ------------  ----------   --------------  -------------

Balance, as at November 30, 2000                  9,282,400      9,282       21,198           -          (31,327)          (847)
Contributions to capital by officers                      -          -        9,000           -                -          9,000
Net loss for the year                                     -          -            -           -          (17,215)       (17,215)
                                               ------------- ---------- ------------  ----------   --------------  -------------

Balance, as at November 30, 2001                  9,282,400      9,282       30,198           -          (48,542)        (9,062)
Contributions to capital by officers                      -          -        9,000           -                -          9,000
Net loss for the year                                     -          -            -           -          (17,811)       (17,811)
                                               ------------- ---------- ------------  ----------   --------------  -------------

Balance, as at November 30, 2002                  9,282,400      9,282       39,198           -          (66,353)       (17,873)
Capital stock issued for cash     - at $0.25        176,500        177       43,948           -                -         44,125
                                  - at $0.50        250,000        250      125,262           -                -        125,512
Contributions to capital by officers                      -          -        2,250           -                -          2,250
Net loss for the year                                     -          -            -           -         (164,407)      (164,407)
                                               ------------- ---------- ------------  ----------   --------------  -------------

Balance, as at November 30, 2003                  9,708,900      9,709      210,658           -         (230,760)       (10,393)
Capital stock issued for cash     - at $0.50        575,948        576      287,398        (100)               -        287,874
Net loss for the year                                     -          -            -           -         (322,261)      (322,261)
                                               ------------- ---------- ------------  ----------   --------------  -------------
Balance, as at November 30, 2004                 10,284,848     10,285      498,056        (100)        (553,021)       (44,780)

   ...Cont'd

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             for the period December 9, 1999 (Date of Inception) to
                                November 30, 2005

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                   Additional     Stock       During the
                                                                   Common Shares   Paid-in    Subscriptions  Exploration
                                                           ------------------------
                                                             Number    Par Value    Capital    Receivable       Stage       Total
                                                             ------    ---------    -------    ----------       -----       -----
Capital stock issued for cash           - at $0.21          100,000          100     21,130           -              -     21,230
Capital stock issued for cash           - at $0.25          200,000          200     46,300           -              -     46,500
Capital stock issued for cash     - at $0.35                134,100          134     46,867      (6,500)             -     40,501
Capital stock issued for cash     - at $0.40                 62,500           63     24,937           -              -     25,000
Capital stock issued for cash     - at $0.50                411,190          411    205,184           -              -    205,595
Capital stock issued for cash     - at $0.56                 35,714           35     19,965           -              -     20,000
Capital stock issued for cash     - at $0.60                 10,333           10      6,190           -              -      6,200
Capital stock issued for cash     - at $0.63                 30,000           30     18,870           -              -     18,900
Capital stock issued for mineral property   - at $0.40    5,000,000        5,000  1,995,000           -              -  2,000,000
Capital stock issued for mineral property - at $0.30        500,000          500    149,500           -              -    150,000
Net loss for the year                                             -            -          -           -     (2,510,579)(2,510,579)
                                                       ------------- ------------ ----------  ----------- ------------ -----------

Balance, as at  November 30, 2005                        16,768,685 $     16,768 $3,031,999  $   (6,600)  $ (3,063,600) $ (21,433)
                                                       ============= ============ ==========  =========== ============= ==========


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005


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

              Going Concern
              -------------
              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $22,675 at November 30, 2005 and has incurred losses since inception of $3,063,600 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              Basis of Presentation
              ---------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in United States dollars.

              Exploration Stage Company
              -------------------------
              The Company complies with Financial Accounting Standards Board Statement No. 7 its characterization of the Company as an exploration stage enterprise.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Mineral Property
              ----------------
              Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at January 31, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

              Use of Estimates and Assumptions
              --------------------------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              At November 30, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

              Basic and Diluted Loss Per Share
              --------------------------------
              Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------
              In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

              The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company will apply the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To January 31, 2006, the Company has not granted any stock options.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Stock-based Compensation - (cont'd)
              -----------------------------------
              The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

              The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

              To November 30, 2005, the Company has not issued any stock options and accordingly no stock based compensation expense has been recognized.

              Recent Accounting Pronouncements
              --------------------------------
              In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary
              Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              -------------------------------------------
              In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

              The interpretations in Staff Accounting Bulletin ("SAB") No. 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

              Statement 123R and disclosures in Management's Discussion and Analysis ("MD & A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)

              In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

              In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

              In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 3        Advances
              ----------

              On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma's directors to the Company's board of directors, Jemma completing a debt financing of $15 million, and the Company's right to elect not to proceed with the transaction thereby resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consists of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN$75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company's board of directors. During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company's management decided not to proceed with this transaction. The decision was as a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement. Although the Company has not yet received the funds from Jemma, management believes these funds are recoverable because Jemma has expressed its intention to repay the Company.

Note 4        Capital Assets
              --------------

                                                                                                 November 30,
                                                   November 30, 2005                                2004
                                          -------------------------------------------------    ------------------
                                                           Accumulated
                                               Cost        Amortization          Net                  Net
           Computer equipment           $      1,813   $           571   $         1,242     $        1,774
                                         ============   ===============   ===============     ==============

Note 5        Mineral Properties

              a)  Brookmount Claims, Abitibi West County, Quebec, Canada
                  ------------------------------------------------------

              During 2003 the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $48,079. The claims are in good standing until November 14, 2006.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 5        Mineral Properties (continued)
              ------------------------------
              b)  Mercedes Property, Junin, Peru
                  ------------------------------
                  Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company. At November 30, 2005 the title of this property has not been recorded in the name of the Company.

              c)  Mooseland Property, Nova Scotia, Canada
                  ---------------------------------------
                  Pursuant to a binding letter of agreement dated June 14, 2005, the Company acquired a right to purchase a 100% interest in the Mooseland property located in Halifax County Nova Scotia for consideration of:

                  (1) $250,000 payable by July 1, 2005 (not paid),
                  (2) $750,000 payable by September 30, 2005 (not paid);
                  (3) 500,000 restricted common shares of the Company. The Company issued the common stock pursuant to the agreement on August 12, 2005 and recorded the fair value of the shares on the date of issue at $0.30 per share, or $150,000 as a mineral property expense in the statement of operations during the year ended November 30, 2005.; and (4) a 1.5% Net Smelter Royalty.

                  In September 2005, the Company had withdrawn its participation in the Mooseland Property project and forfeited the right to purchase a 100 % interest in the property. The decision was a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances made on the acquisition, totaling $43,617, became refundable (See note
                  3) and the Company has no further obligation for any payments pursuant to the terms of the Letter of Agreement.

Note 6        Capital Stock
              -------------
              During the year ended November 30, 2005 the Company issued 983,837 (2004:$575,948) common shares for cash proceeds of $383,926 (2004:$287,874). During the year ended November 30, 2005, the Company issued 5,000,000 common shares valued at $0.40 per share pursuant to the Mercedes Property acquisition agreement and issued 500,000 common shares valued at $0.30 per share pursuant to the Mooseland Property letter of agreement (See note 5). To November 30, 2005 the Company has not granted any stock options or warrants.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 7        Related Party Transactions
              --------------------------
              The Company paid the following amounts to directors of the Company, a former director and/or companies with directors or officers in common:


                                                        2005             2004
                                                        ----             ----

             General and administrative:
               Management fees                   $       173,500  $     152,000
                                                 ===============  =============

              The management fees were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties at November 30, 2005 are due to directors of the Company in respect to unpaid management fees and advances. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

              During the year ended November 30, 2005 the Company purchased a mineral property from one of the Company's directors (See note 5(b)).

              Subsequent to November 30, 2005 the Company issued 4,291,000 shares of its common stock to a director (See note 10).

Note 8        Non-cash Transactions
              ---------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the year ended November 30, 2005, the Company issued 5,000,000 common shares valued at $0.40 per share pursuant to the Mercedes Property acquisition agreement and issued 500,000 common shares valued at $0.30 per share pursuant to the Mooseland Property letter of agreement (See note 5b and 5c). These transactions were excluded from the statement of cash flows for the year ended November 30, 2005 and for the period December 9, 1999 (Date of Inception) to November 30, 2005.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2005

Note 9        Income taxes
              ------------
              The significant components of the Company's deferred tax assets are as follows:

                                                                                     2005             2004
                                                                                     ----             ----
             Deferred tax assets
                      Non-capital loss carryforwards                           $    1,041,624    $      188,027
             Valuation allowance for deferred tax assets                           (1,041,624)         (188,027)
                                                                               --------------    --------------

                                                                               $            -    $            -
                                                                               ==============    ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely than not to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized. No provision for income taxes has been provided in these financial statements due to the net loss. At November 30, 2005, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $3,064,000 (2004: $553,000).

Note 10       Subsequent event
              ----------------
              Subsequent to November 30, 2005, the Company issued 641,026 shares of common stock pursuant a private placement for total proceeds of $250,000.

              On December 14, 2005 the Company issued 4,291,000 shares of common stock to the its newly appointed chairman for business and consulting services that will be provided over the next year. At the date of issue the common stock had a market value of $1,737,855. In addition the Company is paying a monthly management fee of $10,000 to its new chairman.

              On February 2, 2006 the Company entered into a letter of intent to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd"). BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada. In consideration for signing the letter of intent the Company issued 10,000 of its shares of common stock to the owner of BC Ltd. Upon replacing the letter of intent with a formal agreement the Company will issue an additional 20,000 shares of its common stock to the owner of BC Ltd. To earn the option the Company would be required to make cash payments of $250,000 over a period of four years and incur exploration expenses of $1,000,000 over a period of five years from the date of the formal agreement.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

We have no changes in and disagreement with our accountants on accounting financial disclosure


ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

                                    PART III


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name               Age    Position with Registrant      Served as a Director
                                                         or Officer Since

Peter Flueck        56    President and Director           March 21, 2003

Zaf Sungur          52    Chief Operating Officer          April 15, 2003
                            Secretary, Treasurer and
                          Director

Victor Stilwell     54    Vice-President and Director      March 21, 2003

David Jacob Dadon   54    Director, Chairman of the        December 8, 2005
                          Board of Directors

Jay Jeffrey Shapiro 60    Chief Financial Officer          December 16, 2005


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


David Jacob Dadon

Mr.Dadon specializes in matters attendant to the senior management decision process including those relating to board representation, on-line management, corporate planning, financial administration, capital sourcing, business turnarounds, & mergers/acquisitions. Mr. Dadon's background in the Entertainment Industry includes, pay-television, cable casting, and feature films. Mr.Dadon served as Chairman of Giants Entertainment and Bay Shore Media Group (http://www.bayshoremediagroup.com). Mr. Dadon's corporate experience from 1977 to 2001 was as an entrepreneur as Owner/President/Chairman of various companies ranging from the clothing to entertainment industries. Mr. Dadon is currently the Chairman of Giants an entertainment company.

Jay Jeffrey Shapiro

Mr. Shapiro is currently the Chairman and CEO of Sunrise Media Group, Inc., a company he has founded to develop, produce, and distribute entertainment content. Mr. Shapiro is a Certified Public Accountant and owns his own professional corporation. He brings to the Company experience in major public offerings for NASDAQ and AMEX companies, and as financial advisor in several workout situations. From February 2001 to April 2002 he was the CEO of Team Communications Group, Inc. where he was responsible for all worldwide financial, administrative and operational affairs of the company. Mr. Shapiro's previous experience includes serving as the Executive Vice President-Finance and Administration for the Program Entertainment Group and as Partner with Laventhol & Horwath.

Mr. Shapiro holds an M.S. in Accounting/Finance from Arizona State University Graduate School of Business Administration, a B.B.A. in Accounting from the University of Wisconsin and the professional designation of Certified Public Accountant.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION


The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2005.

                              Annual Compensation                                Long Term Compensation
                                                                                 Restricted
                                                              Other Annual       Stock        Options/   LTIP          All Other
Name           Title          Year    Salary       Bonus      Compensation       Awarded      SARs (#)   payouts ($)  Compensation
----           -----          ----    ------       -----      ------------       -------      --------   -----------   -----------
Peter Flueck   President      2005    $67,000      0              0                  0            0          0             0
                              2004    $48,000      0              0                  0            0          0             0
Zaf Sungur
               COO, Secretary 2005    $67,000      0              0                  0            0          0             0
               Treasurer      2004    $48,000      0              0                  0            0          0             0
Victor
Stilwell      Vice-President  2005    $39,500      0              0                  0            0          0             0
                              2004    $48,000      0              0                  0            0          0             0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                       Number       Transactions    Known Failures
    Name and           Of late      Not Timely      to file a
Principal position     Reports      Reported        Required Form
------------------     -------      ------------    --------------

Peter Flueck              0              0                0
Zaf Sungur                0              0                0
Victor Stilwell           0              0                0



ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 30, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                      NAME OF             SHARES OF
TITLE OF CLASS   BENEFICIAL OWNER        COMMON STOCK     PERCENT OF CLASS
--------------   ----------------        ------------     ----------------

   Common        Peter Flueck             4,313,000            19.87%
                 18912-121 Ave. N.W.
                 Edmonton, Alberta
                 T5V 1R3

   Common        Victor Stillwell         1,570,000             7.23%
                 16 Douglas Woods Park S.E.
                 Calgary, Alberta
                 T2Z 2K6

   Common        Zaf Sungur               1,265,000             5.83%
                 2005 - 837 W. Hastings
                 Vancouver, B.C.
                 V6C 1B6


                 DIRECTORS AND            7,148,000            32.93%
                 OFFICERS AS A
                 GROUP CONSISTING
                 OF THREE PEOPLE

The percent of class is based on 16,768,685 shares of common stock issued and outstanding as of November 30, 2005.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended November 30, 2005, we paid or accrued management fees to each of the following individuals as follows:

     - Peter Flueck,  our president - $67,000;
     - Zaf Sungur, our COO, secretary and treasurer - $67,000;
     - Victor Stilwell, our vice-president - $39,500.

During the fiscal year 2003, the Company entered into an agreement with its president, Peter Flueck, whereby the Company has agreed to purchase a 100% interest in six mineral concessions comprising a total of 2,550 hectares located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru. Pursuant to the agreement, as amended, the Company must issue 5,000,000 shares of common stock (issued) to the directors of the Company and pay $22,500 (paid) to Peter Flueck.

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

                              PART IV

Exhibits
--------

  3.1     Charter and By-Laws*
 10.1     Mineral Property Purchase Agreement
 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   * Filed as an exhibit to our registration statement on Form 10-KSB dated December 27, 2000

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last quarter of 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Dale Matheson Carr-Hilton Labonte, Chartered Accountants billed the following fees for the services indicated.


                    Fiscal year ended
                    November 30, 2005

Audit fees               $  12,500
Audit-related fees       $       0
Tax fees                       Nil
All other fees                 Nil

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

The Company does not have an audit committee. Is this statement true/relevant?

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Brookmount Explorations Inc.


By          /s/ Peter Flueck
            -------------------------
            Peter Flueck
            President, CEO & Director
            Date: February 28, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Peter Flueck
            ----------------
            Peter Flueck
            President, CEO & Director
            Date: February 28, 2006

By          /s/ Zaf Sungur
            ---------------
            COO, Secretary, Treasurer, Principal
            Accounting Officer and Director
            Date: February 28, 2006

By          /s/ Victor Stilwell
            -------------------
            Vice-President and Director
            Date: February 28, 2006