Form 10KSB/A
period 2005-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2006-03-07
CIK 1122993

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

                      Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the  registrant is a  shell  company (as  defined
in Rule 12b-2 of the Exchange  Act).  Yes [   ]   No [ X  ]

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