Form 10QSB
period 2006-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2006-05-24
CIK 1122993

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    February 28, 2006
                                       -------------------


[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _________________ to ________________

      Commission File Number     0-26709
                                --------


                          BROOKMOUNT EXPLORATIONS INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


              Nevada                                  98-0201259
            ---------                                ------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


999 Canada Place - Suite 404
Vancouver, British Columbia                                  V6C 3EZ
---------------------------                                  --------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code: 604-676-5244

                                      None
       -------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,770,677 shares of $0.001 par value common stock outstanding as of May 23, 2006.

                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2006

                             (Stated in US Dollars)

                                   (Unaudited)


         BALANCE SHEETS
         INTERIM STATEMENTS OF OPERATIONS
         INTERIM STATEMENTS OF CASH FLOWS
         STATEMENT OF STOCKHOLDERS' EQUITY
         NOTES TO THE INTERIM FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                                 February 28,        November 30,
                                                                                     2006                2005
                                                                                     ----                ----
                                                   ASSETS                        (Unaudited)          (Audited)
                                                   ------
Current assets
    Cash                                                                     $          12,224   $          20,447
    Prepaid expenses                                                                     4,352               5,000
    Advances - Note 2                                                                   43,617              43,617
                                                                             --------------------------------------

                                                                                        60,193              69,064

Capital assets - Note 3                                                                  1,149               1,242
                                                                             -----------------   -----------------

                                                                             $          61,342   $          70,306
                                                                             =================   =================

                                                     LIABILITIES

Current liabilities
    Accounts payable and accrued liabilities                                 $          35,251   $          33,223
    Due to related parties - Note 6                                                     59,556              58,516
                                                                             -----------------   -----------------

                                                                                        94,807              91,739
                                                                             -----------------   -----------------

                                                STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value - Note 5
         200,000,000  shares authorized
          21,992,661  shares issued (2005 - 16,768,685)                                 21,992              16,768
Additional paid-in capital                                                           4,799,559           3,031,999
Stock subscriptions receivable                                                          (6,600)             (6,600)
Deferred compensation                                                               (1,039,495)                  -
                                                                                                 -----------------
Deficit accumulated during the exploration stage                                    (3,808,921)         (3,063,600)
                                                                             -----------------   -----------------

                                                                                       (33,465)            (21,433)
                                                                             ------------------  ------------------

                                                                             $          61,342   $          70,306
                                                                             =================   =================

Going Concern - Note 1




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                               December 9, 1999
                                                                                                   (Date of
                                                                Three months ended               Inception) to
                                                                   February 28,                  February 28,
                                                             2006               2005                 2006
                                                             ----               ----                 ----
Expenses
   General and administrative   - Note 2,5 and 6      $         732,671  $          91,097   $          1,551,545
   Mineral property costs       - Notes 5 and 6                  12,650          1,278,595              2,257,376
                                                      -------------------------------------------------------------

Net loss for the period                               $        (745,321) $      (1,369,692)  $         (3,808,921)
                                                      =================  =================   ====================

Basic and diluted loss per share                      $          (0.03)  $          (0.13)
                                                      ================   ================

Weighted average number of common shares outstanding
                                                            21,040,432          10,426,421
                                                      =================  =================


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                                                    Inception)
                                                                   Three months ended                   to
                                                                      February 28,                 February 28,
                                                                2006                2005               2006
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss                                              $        (745,321)  $      (1,369,692) $      (3,808,921)
   Add items not affecting cash:
     Depreciation                                                       93                 133                664
     Capital contributions                                               -                   -             29,250
     Capital stock issued for services                             350,789                   -            350,789
     Mineral property costs                                          7,500           1,250,000          2,157,500
      Provision for irrecoverable advance                           150,000
                                                                                             -            150,000
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                  648              (5,704)            (4,352)
     Accounts payable and accrued liabilities                        2,028                (116)            35,251
     Due to related parties                                          1,040                 922             59,556
                                                         -----------------   -----------------  -----------------

Net cash used in operations                                       (233,223)           (124,457)        (1,030,263)
                                                         -----------------   -----------------  -----------------


Cash Flows from Investing Activities
Advances                                                          (150,000)                  -           (193,617)
Acquisition of capital assets                                            -                   -           (  1,813)
                                                         -----------------   -----------------  -----------------

Net cash used in investing activities                             (150,000)                  -           (195,430)
                                                         ------------------  ----------------   ------------------

Cash Flows from Financing Activities
   Capital stock issued, net                                       375,000             158,400          1,237,917
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash                                         (8,223)             33,943             12,224

Cash, beginning                                                     20,447              51,103                  -
                                                         -----------------   -----------------  -----------------

Cash, end                                                $          12,224   $          85,046  $          12,224
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
                                                         =================   =================  =================


Non-cash transactions - Note 7

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (DEFICIT) for the period December 9, 1999 (Date
                       of Inception) to February 28, 2006
                                   (Unaudited)


                                                                                                             Deficit
                                                                                                            Accumulated
                                                                    Additional                  Stock       During the
                                                  Common Shares      Paid-in    Deferred    Subscriptions   Exploration
                                             -------------------
                                             Number     Par Value    Capital   Compensation  Receivable       Stage         Total
                                              ------    ---------    -------    ------------  ----------      -----         -----
Balance, as at December 9, 1999                      -  $       -    $      -    $      -     $     -       $       -     $      -
Capital stock issued for cash - at $0.001    3,500,000      3,500           -           -           -               -        3,500
Capital stock issued for cash - at $0.002    5,750,000      5,750        5,750          -           -               -       11,500
                              - at $0.20        32,400         32        6,448          -           -               -        6,480
Contributions to capital by officers                 -          -        9,000          -           -               -        9,000
Net loss for the year                                -          -            -          -           -         (31,327)     (31,327)
                                           ------------ -----------  ----------  ----------   --------      ---------     ---------

Balance, as at November 30, 2000             9,282,400      9,282       21,198          -           -         (31,327)        (847)
Contributions to capital by officers                 -          -        9,000          -           -               -        9,000
Net loss for the year                                -          -            -          -           -         (17,215)     (17,215)
                                           ------------ -----------  ----------  ----------   --------      ---------     ---------

Balance, as at November 30, 2001             9,282,400      9,282       30,198          -           -         (48,542)      (9,062)
Contributions to capital by officers                 -          -        9,000          -           -               -        9,000
Net loss for the year                                -          -            -          -           -         (17,811)     (17,811)
                                           ------------ -----------  ----------  ----------   --------      ---------     ---------

Balance, as at November 30, 2002             9,282,400      9,282       39,198          -           -         (66,353)     (17,873)
Capital stock issued for cash   - at $0.25     176,500        177       43,948          -           -               -       44,125
                                - at $0.50     250,000        250      125,262          -           -               -      125,512
Contributions to capital by officers                 -          -        2,250          -           -               -        2,250
Net loss for the year                                -          -            -          -           -        (164,407)    (164,407)
                                           ------------ -----------  ----------  ----------   --------      ---------     ---------

Balance, as at November 30, 2003             9,708,900      9,709      210,658          -           -        (230,760)     (10,393)
Capital stock issued for cash  - at $0.50      575,948        576      287,398          -        (100)              -      287,874
Net loss for the year                                -          -            -          -           -        (322,261)    (322,261)
                                           ------------ -----------  ----------  ----------   --------      ---------     ---------
Balance, as at November 30, 2004            10,284,848     10,285      498,056          -        (100)       (553,021)     (44,780)


   ...Cont'd

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (DEFICIT) for the period December 9, 1999 (Date
                       of Inception) to February 28, 2006
                                   (Unaudited)


                                                                                                             Deficit
                                                                                                            Accumulated
                                                                    Additional                  Stock       During the
                                                  Common Shares      Paid-in    Deferred    Subscriptions   Exploration
                                             -------------------
                                             Number     Par Value    Capital   Compensation  Receivable       Stage         Total
                                              ------    ---------    -------    ------------  ----------      -----         -----
Capital stock issued for cash - at $0.21       100,000        100       21,130          -           -               -       21,230
Capital stock issued for cash - at $0.25       200,000        200       46,300          -           -               -       46,500
Capital stock issued for cash - at $0.35       134,100        134       46,867          -      (6,500)              -       40,501
Capital stock issued for cash - at $0.40        62,500         63       24,937          -           -               -       25,000
Capital stock issued for cash - at $0.50       411,190        411      205,184          -           -               -      205,595
Capital stock issued for cash - at $0.56        35,714         35       19,965          -           -               -       20,000
Capital stock issued for cash - at $0.60        10,333         10        6,190          -           -               -        6,200
Capital stock issued for cash - at $0.63        30,000         30       18,870          -           -               -       18,900
Capital stock issued for mineral
 property - at $0.40                         5,000,000      5,000    1,995,000          -           -               -    2,000,000
Capital stock issued for mineral
 property - at $0.30                           500,000        500      149,500          -           -               -      150,000
Net loss for the year                                -          -            -          -           -      (2,510,579)  (2,510,579)
                                           ------------ -----------  ----------  ----------   --------     -----------  -----------
Balance, as at  November 30, 2005           16,768,685     16,768    3,031,999          -      (6,600)     (3,063,600)     (21,433)

Capital stock issued for cash - at $0.40       759,975        760      274,240          -           -               -      275,000
                              - at $0.60       163,001        163       99,837          -           -               -      100,000
Capital stock issued for mineral
  property   - at $0.75                         10,000         10        7,490          -           -               -        7,500
Capital stock issued for services            4,291,000      4,291    1,385,993          -           -               -    1,390,284
Deferred compensation                                -          -            - (1,039,495)          -               -   (1,039,495)
Net loss for the period                              -          -            -          -           -        (745,321)    (745,321)
                                           ----------------------------------------------------------------------------------------

Balance, as at  February 28, 2006           21,992,661 $   21,992  $4,799,559 $(1,039,495) $   (6,600)  $  (3,808,921)$    (33,465)
                                           ==========  ==========  ========== ===========  ==========   ============= =============



                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)


Note 1        Nature of Continued Operations and Basis of Presentation

              Brookmount Explorations, Inc. (the "Company") is an exploration stage company. The Company was organized for the purpose of acquiring, exploring and developing mineral properties. The recoverability of amounts from properties acquired will be dependant upon discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production.

              Going Concern

              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $34,626 at February 28, 2006 and has incurred losses since inception of $3,658,933 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources, and further equity placements.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2005 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)


Note 2        Advances

              On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma's directors to the Company's board of directors, Jemma completing a debt financing of $15 million, and the Company's right to elect not to proceed with the transaction thereby resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN$75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company's board of directors. During the year ended November 30, 2005, the Company advanced US$43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company's management decided not to proceed with this transaction. The decision was as a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement. As of February 28, 2006, the Company has not received the funds from Jemma; however, management believes these funds are recoverable as Jemma has expressed its intention to repay theses advances.

              During the period ending February 28, 2006, $150,000 was withdrawn from the Company's bank account by a director of the Company. The director was not an authorized signatory on the Company's bank account and had not been granted any such authority to withdraw the funds by the Company's Board of Directors. Upon completion of an investigation, the Company determined that the director had not used the funds for corporate purposes. The Company had worked for several weeks to have this director return the money to the Company on a voluntary basis. As of the date of this filing, the money has not been returned. The Company has also demanded from the bank that the money be returned, as it believes the bank is responsible since the director was not a signatory to the account and did not otherwise have authority to have the funds removed from the account. The Company has reported this incident to authorities in Canada and the United States and is currently assessing its criminal and civil litigation options. Due to the uncertainty of collection, the Company has fully written off the $150,000 during the period ending February 28, 2006.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)

Note 3        Capital Assets

                                                                                                    November 30,
                                                          February 28, 2006                           2005
                                          -------------------------------------------------    ------------------
                                                             Accumulated
                                                 Cost        Depreciation          Net                  Net
              Computer equipment            $      1,813   $           664   $         1,149     $        1,242
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


              b)  Mercedes Property, Junin, Peru

                           Pursuant to a property  acquisition  agreement  dated
July 3, 2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company. At February 28, 2006 the title of this property has not been recorded in the name of the Company.

              c)   Rock Creek Claims, British Columbia, Canada

                          On February 2, 2006 the Company  entered into a letter
of intent to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd"). BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada. In consideration for signing the letter of intent the Company issued 10,000 of its shares of common stock to the owner of BC Ltd. Upon replacing the letter of intent with a formal agreement, the Company will issue additional 20,000 shares of its common stock to the owner of BC Ltd. To earn the option the Company would be required to make cash payments of $250,000 over a period of four years and incur exploration expenses of $1,000,000 over a period of five years from the date of the formal agreement.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)

              At February 28, 2006 the letter on intent has not been replaced with a formal agreement. The Company has until April 21, 2006 to negotiate a formal agreement at which time the letter of intent expires. As at May 23, 2006 the parties were continuing to finalize the terms of a formal agreement, which the parties expect to be finalized and executed during the second quarter of 2006.

Note 5        Capital Stock

              During the three months ended February 28, 2006, the Company issued 922,976 shares of common stock pursuant a private placement for total proceeds of $375,000.

              During the three months ended February 28, 2006, the Company issued 10,000 shares of common stock pursuant the proposed acquisition of a mineral property (See Note 4c) and issued 4,291,000 shares of common stock with a fair value of $1,390,284 to the its newly appointed chairman for business and consulting services that will be provided over the 2006 fiscal year (See Note
              6).

              To February 28, 2006, the Company has not granted any stock options or warrants.

Note 6        Related Party Transactions

              The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with directors or officers in common:

                                                        Three months ended
                                                            February 28,
                                                   2006             2005
             General and administrative:
               Consulting fees                  $       355,973  $           -
               Management fees                           90,000  $      52,500

                                                $       445,973  $      52,500

              The management fees were measured by the exchange amount that is the amount agreed upon by the transacting parties.

              Amounts due to related parties at February 28, 2006 are due to directors of the Company in respect to unpaid management fees and advances. These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

              During the quarter ended February 28, 2006, the Company issued 4,291,000 shares of its common stock with a fair value of $1,390,284 to its newly appointed chairman for services to be rendered during the 2006 fiscal year. During the quarter ended February 28, 2006 $350,789 of this amount was expensed. The balance has been deferred and will be expensed over the remainder of the 2006 fiscal year.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)

Note 7        Non-cash Transactions

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the three months ended February 28, 2006, the Company issued:

               a) 10,000 common shares valued at $0.75 per share pursuant to the letter of intent with BC Ltd (See note 3c);

               b) 4,291,000 shares of common stock with a fair value of $1,390,284 to the Chairman for business and consulting services that will be provided over the 2006 fiscal year.

              These transactions were excluded from the statement of cash flows for the period ended February 28, 2006, and for the period December 9, 1999 (Date of Inception) to February 28, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section of our annual report on Form 10KSB/A and elsewhere in this quarterly report.


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

On February 2, 2006 the Company entered into a letter of intent to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd"). BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada. In consideration for signing the letter of intent the Company issued 10,000 of its shares of common stock to the owner of BC Ltd. Upon replacing the letter of intent with a formal agreement, the Company will issue additional 20,000 shares of its common stock to the owner of BC Ltd. To earn the option the Company would be required to make cash payments of $250,000 over a period of four years and incur exploration expenses of $1,000,000 over a period of five years from the date of the formal agreement.

At February 28, 2006 the letter on intent has not been replaced with a formal agreement. The Company has until April 21, 2006 to negotiate a formal agreement at which time the letter of intent expires. At May 23, 2006, the parties were finalizing definitive documentation, and the transaction is expected to close during before the end of the second quarter.

We will not be able to complete the initial exploration programs on our mineral properties without additional financing. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity or equity financing.

Results of Operations for Three-Month Period Ended February 28, 2006

We incurred  operating  expenses in the amount of $745,321  for the  three-month period ended February 28, 2006, as compared to $1,369,692 for the comparative period in 2005. The substantial decrease in net loss was due to mineral property costs during the first quarter of 2006 related to the issuance of 5,000,000 shares of common stock at a recorded value of $1,250,000 in connection with the completion of our acquisition of the Mercedes property

Under instruction from the property vendor, the 5,000,000 shares were issued to our directors and officers in the following amounts during the first quarter of 2005:

        Peter Flueck (property vendor)                       2,900,000
        Zaf Sungur                                           1,050,000
        Victor Stillwell                                     1,050,000

General and administrative expenses for the three-month period ended February 28, 2006 increased $641,574 from the prior comparative period from $91,097 for the period ended February 28, 2005 to $732,671 for the same period in 2006. The increase was attributable to the following: the write off of $150,000, which was removed without authority by a director and the amortization of shares issued to a former director in the amount of $350,789, and an increase in management and consulting services of $37,500.

At quarter end on February 28, 2006, we had cash on hand of $12,224 and total assets of $61,342. Our liabilities at the same date totaled $91,807 and consisted of accounts payable and accrued liabilities of $32,251 and $59,556 due to related parties.

Subsequent Events

Effective April 26, 2006, David Jacob Dadon was removed as a director and as Chairman of the Board of the Company for cause. Mr. Dadon withdrew $150,000 from the Company's bank account. Mr. Dadon was not an authorized signatory on the Company's bank account and had not been granted any such authority to withdraw the funds by the Company's Board of Directors. Upon completion of an investigation, the Company determined that Mr. Dadon had not used the funds for corporate purposes. The Company had worked for several weeks to have Mr. Dadon return the money to the Company on a voluntary basis. To date, the money has not been returned. The Company has reported the incident to the proper authorities in Canada and the United States.

Effective May 5, 2006, Mr. Dadon responded to his removal as a director for cause, which response was filed with a Form 8-K, dated May 11, 2006. We replied to Mr. Dadon's letter in that same filing by noting that "[t]the Company has endeavored to work with Mr. Dadon for several months to determine why the money was removed from its account and to see that the money is replaced. The assertions and accusations contained in Mr. Dadon's letter are outrageous and as such are impossible to respond to. The Company steadfastly stands by its assertions and the actions that it has taken."

         On December 19, 2005, we filed an 8-K announcing that, among other things, Jay Jeffery Shapiro, represented by Mr. Dadon to us as a close colleague and friend, had been appointed to serve as our Chief Financial Officer. Mr. Dadon had arranged for a conference call prior to Mr. Shapiro's appointment to introduce someone whose resume we were provided and we were led to believe was Mr. Shapiro ostensibly in order to provide us with an opportunity to interview him prior to his appointment. On May 9, 2006, we learned that the person represented to us to be Jay Jeffery Shapiro was not, in fact, Mr. Shapiro. On May 9, 2006, the individual we now know to be the true Mr. Shapiro contacted us to inform us that he had no knowledge of Brookmount, had not been asked to serve as our Chief Financial Officer by Mr. Dadon, had not been the person interviewed by our Chief Operating Officer, and had in fact previously informed Mr. Dadon in writing that he no longer wished to be associated with Mr. Dadon in any venture and that Mr. Dadon was no longer to use his resume in connection with any of his activities. As a result, on May 11, 2006 we filed a current report on Form 8-K to, among other reasons, assure that all Brookmount shareholders are made aware that individual we now know to be Jay Jeffery Shapiro and whose biography was contained in our annual report on Form 10-KSB and Form 10-KSB/A, never played any role in our company or in any of our disclosures.

Effective May 9, 2006, we appointed Zaf Sungur to serve as our Chief Financial Officer.

Item 3. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments. The Company is contemplating its options against its former director in respect of the removal of $150,000 from the Company's bank account, including, among other things, cancellation of the previously issued shares. It is possible that Mr. Dadon may respond to any litigation we initiate or may preemptively seek to sue us for actions that we have taken or may take in the future against him.

Item 2.  Changes in Securities

During the three-month period ended February 28, 2006, the Company accepted subscriptions for the following share issuances:

         Price per Share                    Number of Shares

              $0.40                             759,975
              $0.60                             163,001


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

During the three-month period ended February 28, 2006, the Company filed following current report on the Form 8-K:

Current  report on the Form 8-K dated
December 19, 2005

               The current report was issued due to the fact that Mr. Dadon was appointed to the Company's Board of Directors and would also act as the Chairman of the Board. On December 16, 2005, the Company also appointed Jay Jeffery Shapiro as its Chief Financial Officer. In addition On December 14, 2005, the Company issued 4,291,000 shares of its restricted common stock to Mr. David Dadon in connection for business and consulting services that he would provide to the Company over fiscal year 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Brookmount Explorations Inc.

                                             /s/ Peter Flueck
                                             ---------------------------
                                             Peter Flueck
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)
                                             Dated: May 24, 2006


                                             Brookmount Explorations Inc.

                                             /s/ Zaf Sungur
                                             ---------------------------
                                             Zaf Sungur
                                             C.O.O., Secretary, treasurer,
                                             Director and principal accounting
                                             officer
                                             Dated: May 24, 2006