Form 10QSB
period 2006-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2006-07-14
CIK 1122993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the quarterly period ended May 31, 2006
                                                  ------------


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period ____________ to ____________

                         Commission File Number 0-26709
                                               --------


                          BROOKMOUNT EXPLORATIONS INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Nevada                                      98-0201259
---------------------------------           ---------------------------------
 (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)



                          999 Canada Place - Suite 404
                       Vancouver, British Columbia V6C 3EZ
                      ------------------------------------
                    (Address of principal executive offices)

                                  604-676-5244
                           (Issuer's telephone number)


          -------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,334,502 shares of $0.001 par value common stock outstanding as of July 7, 2006.

                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2006
                                   (Unaudited)
























                          BALANCE SHEETS

                          INTERIM STATEMENTS OF OPERATIONS

                          INTERIM STATEMENTS OF CASH FLOWS

                          STATEMENT OF STOCKHOLDERS' EQUITY

                          NOTES TO THE INTERIM FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                   May 31,           November 30,
                                                                                     2006                2005
                                                                                     ----                ----
                                                   ASSETS                        (Unaudited)          (Audited)
                                                   ------
Current assets
    Cash                                                                     $          11,363   $          20,447
    Prepaid expenses                                                                         -               5,000
    Advances - Note 2                                                                   15,000              43,617
                                                                             -----------------   -----------------

                                                                                        26,363              69,064

Capital assets - Note 3                                                                  1,056               1,242
                                                                             -----------------   -----------------

                                                                             $          27,419   $          70,306
                                                                             =================   =================

                                                     LIABILITIES
                                                     -----------

Current liabilities
    Accounts payable and accrued liabilities                                 $          39,969   $          33,223
    Due to related parties - Note 6                                                    155,872              58,516
                                                                             -----------------   -----------------

                                                                                       195,841              91,739
                                                                             -----------------   -----------------

                                                STOCKHOLDERS' DEFICIT
                                                ---------------------

Common stock, $0.001 par value - Note 5
         200,000,000  shares authorized
          25,870,677  shares issued (2005 - 16,768,685)                                 25,870              16,768
Additional paid-in capital                                                           5,460,762           3,031,999
Stock subscriptions receivable                                                          (6,600)             (6,600)
Deficit accumulated during the exploration stage                                    (5,648,454)         (3,063,600)
                                                                             -----------------   -----------------

                                                                                      (168,422)            (21,433)
                                                                             ------------------  ------------------

                                                                             $          27,419   $          70,306
                                                                             =================   =================

Going Concern - Note 1
Litigation - Note 8






                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              December 9, 1999
                                                                                                                   (Date of
                                                Three months ended                      Six months ended         Inception) to
                                                      May 31                                May 31,                  May 31,
                                              2006               2005               2006                2005          2006
                                              ----               ----               ----                ----          ----
Expenses
   General and administrative          $       1,836,873  $          93,787  $       2,569,544   $      184,884  $    2,305,306
       - Notes 2, 5 and 6
   Mineral property costs
       - Notes 5, and 6                            2,660                  -             15,310        2,028,595       2,260,036
                                       -----------------  -----------------  -----------------   --------------  --------------

Net loss                               $      (1,839,533) $         (93,787) $      (2,584,854)  $   (2,213,479) $   (4,565,342)
                                       =================  =================  =================   ==============  ===============

Basic and diluted loss per share       $          (0.07)  $          (0.00)  $          (0.11)   $       (0.16)
                                       ================   ================   ================    ==============

Weighted average number of shares
outstanding                                   23,363,466         15,665,403         22,893,156       13,404,368
                                       =================  =================  =================   ==============










                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                                                    Inception)
                                                                    Six months ended                    to
                                                                        May 31,                      May 31,
                                                                2006                2005               2006
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss                                              $      (2,584,854)  $      (2,213,479) $      (5,648,454)
   Add items not affecting cash:
     Depreciation                                                      186                 266                757
     Capital contributions                                               -                   -             29,250
     Capital stock issued for services                           2,052,867                   -          2,052,867
     Mineral property costs                                         10,000           2,000,000          2,160,000
      Provision for irrecoverable advance                           193,617
                                                                                             -            193,617
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                5,000              (3,423)                 -
     Accounts payable and accrued liabilities                        6,746             (10,088)            39,969
                                                         -----------------   ------------------ -----------------

Net cash used in operations                                   (    316,440)           (226,724)        (1,171,994)
                                                         -----------------   -----------------  -----------------


Cash Flows from Investing Activities
Advances                                                          (165,000)            (31,860)          (208,617)
Acquisition of capital assets                                            -                   -           (  1,813)
                                                         -----------------   -----------------  -----------------

Net cash used in investing activities                             (165,000)            (31,860)          (210,430)
                                                         ------------------  ------------------ ------------------

Cash Flows from Financing Activities
   Due to related parties                                           97,356                 992            155,872
   Capital stock issued, net                                       375,000             276,687          1,237,915
                                                         -----------------   -----------------  -----------------

Net cash generated by financing activities                         472,356             276,687          1,393,787
                                                         -----------------   -----------------  -----------------
Increase (decrease) in cash                                   (      9,084)             18,103             11,363

Cash, beginning                                                     20,447              51,103                  -
                                                         -----------------   -----------------  -----------------

Cash, end                                                $          11,363   $          69,206  $          11,363
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
                                                         =================   =================  =================

Non-cash transactions - Note 7





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      for the period December 9, 1999 (Date of Inception) to May 31, 2006
                                   (Unaudited)

                                                                                                        Deficit
                                                                                                    Accumulated
                                                                      Additional     Stock           During the
                                                    Common Shares        Paid-in  Subscriptions     Exploration
                                               -----------------------
                                               Number        Par Value   Capital    Receivable           Stage         Total
                                               ------        ---------   -------    ----------           -----         -----
Balance, as at December 9, 1999                           - $        - $       -  $          -   $            -  $          -
Capital stock issued for cash     - at $0.001     3,500,000      3,500         -             -                -         3,500
Capital stock issued for cash     - at $0.002     5,750,000      5,750     5,750             -                -        11,500
                                  - at $0.20         32,400         32     6,448             -                -         6,480
Contributions to capital by officers                      -          -     9,000             -                -         9,000
Net loss                                                  -          -         -             -          (31,327)      (31,327)
                                            --------------- ---------- ---------  ------------   --------------  ------------

Balance, as at November 30, 2000                  9,282,400      9,282    21,198             -          (31,327)        (847)
Contributions to capital by officers                      -          -     9,000             -                -         9,000
Net loss                                                  -          -         -             -          (17,215)      (17,215)
                                            --------------- ---------- ---------  ------------   --------------  ------------

Balance, as at November 30, 2001                  9,282,400      9,282    30,198             -          (48,542)       (9,062)
Contributions to capital by officers                      -          -     9,000             -                -         9,000
Net loss                                                  -          -         -             -          (17,811)      (17,811)
                                            --------------- ---------- ---------  ------------   --------------  ------------

Balance, as at November 30, 2002                  9,282,400      9,282    39,198             -          (66,353)      (17,873)
Capital stock issued for cash     - at $0.25        176,500        177    43,948             -                -        44,125
                                  - at $0.50        250,000        250   125,262             -                -       125,512
Contributions to capital by officers                      -          -     2,250             -                -         2,250
Net loss                                                  -          -         -             -         (164,407)     (164,407)
                                            --------------- ---------- ---------  ------------   --------------  ------------

Balance, as at November 30, 2003                  9,708,900      9,709   210,658             -         (230,760)      (10,393)
Capital stock issued for cash     - at $0.50        575,948        576   287,398          (100)               -       287,874
Net loss                                                  -          -         -             -         (322,261)     (322,261)
                                            --------------- ---------- ---------  ------------   --------------  ------------
Balance, as at November 30, 2004                 10,284,848     10,285   498,056          (100)        (553,021)      (44,780)

                                                 ...Cont'd

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      for the period December 9, 1999 (Date of Inception) to May 31, 2006
                                   (Unaudited)

                                                                                                        Deficit
                                                                                                    Accumulated
                                                                      Additional     Stock           During the
                                                    Common Shares        Paid-in  Subscriptions     Exploration
                                               -----------------------
                                               Number        Par Value   Capital    Receivable           Stage         Total
                                               ------        ---------   -------    ----------           -----         -----
Capital stock issued for cash  - at $0.21           100,000        100    21,130             -                -        21,230
Capital stock issued for cash  - at $0.25           200,000        200    46,300             -                -        46,500
Capital stock issued for cash  - at $0.35           134,100        134    46,867        (6,500)               -        40,501
Capital stock issued for cash  - at $0.40            62,500         63    24,937             -                -        25,000
Capital stock issued for cash  - at $0.50           411,190        411   205,184             -                -       205,595
Capital stock issued for cash  - at $0.56            35,714         35    19,965             -                -        20,000
Capital stock issued for cash  - at $0.60            10,333         10     6,190             -                -         6,200
Capital stock issued for cash  - at $0.63            30,000         30    18,870             -                -        18,900
Capital stock issued for mineral
property                       - at $0.40         5,000,000      5,000 1,995,000             -                -     2,000,000
Capital stock issued for mineral
property                       - at $0.30           500,000        500   149,500             -                -       150,000
Net loss                                                  -          -         -             -       (2,510,579)   (2,510,579)
                                            --------------- ---------- ---------  ------------   -------------- -------------
Balance, as at  November 30, 2005                16,768,6       16,768 3,031,999        (6,600)      (3,063,600)      (21,433)

Capital stock issued for cash  - at $0.40           759,975        760   274,240             -                -       275,000
                               - at $0.60           163,001        163    99,837             -                -       100,000
Capital stock issued for mineral property
                               - at $0.75           100,000        100     9,900             -                -        10,000
Capital stock issued for services                 7,921,000      7,921 2,021,242             -                -     2,029,163
Capital stock issued for debt                       158,016        158    23,544             -                -        23,702
Deferred compensation                                     -          -         -             -                -    (1,039,495)
Net loss                                                  -          -         -             -       (2,584,854)   (2,584,854)
                                            --------------- ---------- ---------  ------------  --------------- -------------

Balance, as at  May 31, 2006                     25,870,677 $   25,870$5,460,762    $   (6,600)  $   (5,648,454) $   (168,422)
                                            =============== ========== =========  ============  =============== =============






                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                   (Unaudited)


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

            Going Concern
            -------------
            The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $169,478 at May 31, 2006 and has incurred losses since inception of $5,648,454 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

            Unaudited Interim Financial Statements
            --------------------------------------
            The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2005 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

Note 2        Advances
              ----------

            On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma's directors to the Company's board of directors, Jemma's completing a debt financing of $15 million, and the Company's right to elect not to proceed with the transaction thereby resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at US$1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN$75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                   (Unaudited)

            Jemma were appointed to the Company's board of directors. During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company's management decided not to proceed with this transaction. The decision was as a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement. As of May 31, 2006, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company provided fully against the $43,617 during the period ending May 31, 2006.

            During the period ending May 31, 2006, $150,000 was withdrawn from the Company's bank account by a former director of the Company. The former director was not an authorized signatory on the Company's bank account and had not been granted any such authority to withdraw the funds by the Company's Board of Directors. Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes. The Company has worked for several months to have this director return the money to the Company on a voluntary basis. To date, the money has not been returned. The Company has also demanded from the bank that the money be returned as it believes the bank is responsible since the director was not a signatory to the account and did not otherwise have authority to have the funds removed from the account. The Company is in the process of commencing legal proceedings against the former director in an effort to recover the $150,000. Due to the uncertainty of collection the Company provided fully against the $150,000 during the period ending May 31, 2006 (See note 8).

Note 3        Capital Assets
              --------------

                                                                                                                 November 30,
                                                                               May 31, 2006                          2005
                                                          ------------------------------------------------     --------------
                                                                               Accumulated
                                                                  Cost        Depreciation          Net                  Net

                               Computer equipment         $      1,813   $           757   $         1,056     $        1,242
                                                          ============   ===============   ===============     ==============


Note 4        Mineral Properties
              ------------------

            a)  Brookmount Claims, Abitibi West County, Quebec, Canada
                -------------------------------------------------------
               During 2003 the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $47,779. The claims are in good standing until November 14, 2006.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                   (Unaudited)

            b)  Mercedes Property, Junin, Peru
                ------------------------------

                Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company. At May 31, 2006 the title of this property has not been recorded in the name of the Company.

            c)  Rock Creek Claims, British Columbia, Canada
                -------------------------------------------

                On May 25, 2006 the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

1. The Company must issue 100,000 common shares upon execution of the Agreement (issued);
2.     The Company must make cash payments totalling CAD$250,000 as follows:
                 -        August 15, 2006            $10,000;
                 -        September 15, 2006         $12.500;
                 -        November 15, 2006          $12,500;
                 -        $12,500  on  or  before  January  15,  2007,  and
                          installment   payments   of   $12,500   quarterly
                          thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;
3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th days of October in each of 2006, 2007, 2008 and 2009;
4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.

         BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

         Due to the preliminary stage of exploration activities on the Company's properties, to date, all mineral property acquisition cost have been impaired.


Note 5        Capital Stock
              -------------

         During the six months ended May 31, 2006, the Company issued 922,976 shares of common stock pursuant a private placement for total proceeds of $375,000.

         During the six months ended May 31, 2006, the Company issued:

                - 100,000 shares of common stock pursuant the proposed acquisition of a mineral property (See note 4c);

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                   (Unaudited)

                - 4,291,000 shares of common stock with a fair value of $1,390,284 to a director for business and consulting (See note 2, 6 and 8).
                - 3,630,000 shares of common stock with a fair value of $638,880 to its directors for the services provided to date;
                - 158,016 shares of common stock with a fair value of $23,702 pursuant to a debt settlement agreement.

                To May 31, 2006, the Company has not granted any stock options or warrants.

Note 6        Related Party Transactions
              --------------------------
              The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with directors or officers in common:

                                                                    Six months ended
                                                                        May 31,
                                                                 2006             2005
                                                                 ----             ----
             General and administrative:
               Consulting fees                             $     2,054,349  $           -
               Management fees                                     150,000        102,000
                                                           ---------------  -------------

                                                           $     2,204,349  $     102,000
                                                           ===============  =============

            The consulting and management fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

            Amounts due to related parties at May 31, 2006 are due to directors of the Company in respect to unpaid management fees and cash advances amounted to $82,576 (November 31, 2005-$58,516) and $73,296 (November 31, 2005-$Nil), respectively. These amounts are unsecured. The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are due on December 31, 2006. The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

            During the six months ended May 31, 2006, the Company issued 4,291,000 shares of its common stock with a fair value of $1,390,284 to a director for services to be rendered during the 2006 fiscal year. Initially this amount was deferred and expensed over the duration of the 2006 fiscal year. On April 26, 2006 the services of this director were terminated (See Notes 2, 6 and 8). During the period ended May 31, 2006 the Company expensed the deferred amount of $1,039,495 as no further services will be rendered by this director. The Company is currently evaluating its legal options to cancel these shares, in full or in part.

            During the six months ended May 31, 2006, the Company issued 3,630,000 shares of its common stock with a fair value of $638,880 to its directors for the services provided.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                                   (Unaudited)


Note 7        Non-cash Transactions
              ---------------------

            Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the six months ended May 31, 2006, the Company issued:

                a) 100,000 common shares valued at $0.10 per share pursuant to the Agreement with BC Ltd (See note 4c).

                b) 4,291,000 shares of common stock with a fair value of $1,390,284 to a former director for business and consulting services to be provided.

                c) 3,630,000 shares of common stock with a fair value of $638,880 to its directors for the services provided to date.

                d) 158,016 shares of common stock with a fair value of $23,703 pursuant to a debt settlement agreement.

            These transactions were excluded from the statement of cash flows for the period ended May 31, 2006, and for the period December 9, 1999 (Date of Inception) to May 31, 2006.

Note 8        Litigation
              ----------

            On June 29, 2006 a former director of the Company commenced legal action against the Company and its directors (See notes 2 and 6). The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. The Company and directors deny all of these claims, believe they are without merit and plan to vigorously defend themselves against all of these claims. (See note 2).

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

On May 25, 2006 the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

        1. The Company must issue 100,000 common shares upon execution of the Agreement (issued);
        2.       The Company must make cash payments totaling CAD$250,000 as follows:
                (a)      August 15, 2006                    $10,000;
                (b)      September 15, 2006                 $12.500;
                (c)      November 15, 2006                  $12,500;
                (d) $12,500 on or before January 15, 2007, and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;
        3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th days of October in each of 2006, 2007, 2008 and 2009;
        4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.

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

Results of Operations for Three and Six Month Periods Ended May 31, 2006

We incurred operating expenses in the amount of $1,839,533 and $2,584,854 for the three and six month periods, respectively, ended May 31, 2006, as compared to $93,787 and $2,213,479, respectively for the comparative periods in 2005. The substantial increase in operating expenses and consequent net loss was due to the issuances of shares of stock to a former director during the first quarter of 2006 and to all directors (including the former director) in the second quarter of 2006 for services to be rendered.

Under instruction from the property vendor, the 5,000,000 shares were issued to our directors and officers in the following amounts during the first quarter of 2005:

        Peter Flueck (property vendor)            2,900,000
        Zaf Sungur                                1,050,000
        Victor Stillwell                          1,050,000

General and administrative expenses for the three and six month periods ended May 31, 2006, increased $1,743,086 and $2,384,660 respectively from the prior comparative periods from $93,787 and $184,884 to $1,836,873 and $2,569,544 for the same periods respectively in 2006. The increase was attributable to the aforementioned stock grants to certain directors and a former director.

At quarter end on May 31, 2006, we had cash on hand of $11,363 and total assets of $27,419. Our liabilities at the same date totaled $195,841 and consisted of accounts payable and accrued liabilities of $39,969 and $155,872 due to related parties.

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

Effective May 9, 2006, we appointed Zaf Sungur to serve as our Chief Financial Officer.

Subsequent Events

On June 29, 2006 a former director of the Company commenced legal action against the Company and its directors. The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. The Company and directors deny all of these claims, believe they are without merit, and plan to vigorously defend themselves against all of these claims. In addition, the Company is exploring claims of its own against the former director.

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

                           PART II- OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 29, 2006 a former director of the Company commenced legal action against the Company and its directors. The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. The Company denies all of these claims, believes they are without merit, and plans to vigorously defend it self against all of these claims. In addition, the Company is exploring claims of its own against the former director.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended May 31, 2006, the Company accepted subscriptions for the following share issuances:

         Price per Share                    Number of Shares
         ---------------                    ----------------
              $0.10                             100,000
              $0.32                           4,291,000
              $0.18                           3,630,000
              $0.15                             158,016


Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits.

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

                                 Brookmount Explorations Inc.

                                /s/ Peter Flueck
                                 ---------------------------
                                  Peter Flueck
                                  President, Chief Executive
                                  Officer and Director
                                  (Principal Executive Officer)
Date: July 13, 2006


                                 /s/ Zaf Sungur
                                 ---------------------------
                                   Zaf Sungur
                                   COO, Secretary, treasurer,
                                   Director
                                  (Principal Accounting Officer)
Dated: July 13, 2006