Form 10QSB/A
period 2006-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2006-08-29
CIK 1122993

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2006
                                                  ------------


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period ____________ to ____________

Commission File Number 0-26709
                       -------


                          BROOKMOUNT EXPLORATIONS INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


--------------------------------------------------------------------------------
            Nevada                                        98-0201259
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)
--------------------------------------------------------------------------------


                          999 Canada Place - Suite 404
                       Vancouver, British Columbia V6C 3EZ
                    -----------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,043,502 shares of $0.001 par value common stock outstanding as of August 28, 2006.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A corrects a typographical error in respect of an interim statement regarding expenses. The previous report filed on Form 10-QSB indicated that general and administrative expenses from the date of inception through May 31, 2006, were $2,305,306, when the correct amount through that date was $3,388,418. All other information included in the original on Form 10-QSB, as filed on July 14, 2006, remains unchanged.

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

                          INTERIM STATEMENTS OF OPERATIONS

                          INTERIM STATEMENTS OF CASH FLOWS

                          STATEMENT OF STOCKHOLDERS' EQUITY

                          NOTES TO THE INTERIM FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                                   May 31,           November 30,
                                                                                    2006                2005
                                                                                   -----                ----
                                                   ASSETS                        (Unaudited)         (Audited)
                                                   ------
Current assets
    Cash                                                                     $          11,363   $          20,447
    Prepaid expenses                                                                         -               5,000
    Advances - Note 2                                                                   15,000              43,617
                                                                             -----------------   -----------------

                                                                                        26,363              69,064

Capital assets - Note 3                                                                  1,056               1,242
                                                                             -----------------   -----------------

                                                                             $          27,419   $          70,306
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
                                                                             =================   =================

Going Concern - Note 1
Litigation - Note 8








                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   December 9, 1999
                                                                                                        (Date of
                                        Three months ended                      Six months ended      Inception) to
                                              May 31                                May 31,              May 31,
                                       2006             2005             2006           2005              2006
                                       ----             ----             ----           ----              ----
Expenses
   General and administrative    $    1,836,873  $      93,787  $     2,569,544 $       184,884  $      3,388,418
       - Notes 2, 5 and 6
   Mineral property costs
       - Notes 5, and 6                   2,660              -           15,310       2,028,595         2,260,036
                               -----------------  ------------- --------------- ----------------  --------------

Net loss                         $   (1,839,533) $     (93,787) $    (2,584,854)$    (2,213,479) $     (5,646,454)
                               =================  ============= =============== ================  ===============

Basic and diluted loss per share $        (0.07) $       (0.00) $        (0.11) $         (0.16)
                               =================  ============= =============== ================

Weighted average number of shares
outstanding                          23,363,466     15,665,403       22,893,156      13,404,368
                               =================  ============= =============== ===============



















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

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                             Additional    Stock        During the
                                                         Common Shares         Paid-in  Subscriptions  Exploration
                                                  ------------------------
                                                     Number      Par Value     Capital  Receivable       Stage            Total
                                                     ------      ---------     -------  ----------       -----            -----
Balance, as at December 9, 1999                              - $        - $          -  $       -   $          -  $           -
Capital stock issued for cash - at $0.001           3,500,000       3,500            -          -              -          3,500
Capital stock issued for cash - at $0.002           5,750,000       5,750        5,750          -              -         11,500
                              - at $0.20               32,400          32        6,448          -              -          6,480
Contributions to capital by officers                        -           -        9,000          -              -          9,000
Net loss                                                    -           -            -          -        (31,327)       (31,327)
                                               -------------- ----------- ------------  ----------   ------------  -------------

Balance, as at November 30, 2000                    9,282,400       9,282       21,198          -        (31,327)          (847)
Contributions to capital by officers                        -           -        9,000          -              -          9,000
Net loss                                                    -           -            -          -        (17,215)       (17,215)
                                               -------------- ----------- ------------  ----------   ------------  -------------

Balance, as at November 30, 2001                    9,282,400       9,282       30,198          -        (48,542)        (9,062)
Contributions to capital by officers                        -           -        9,000          -              -          9,000
Net loss                                                    -           -            -          -        (17,811)       (17,811)
                                               -------------- ----------- ------------  ----------   ------------  -------------

Balance, as at November 30, 2002                    9,282,400       9,282       39,198          -        (66,353)       (17,873)
Capital stock issued for cash - at $0.25              176,500         177       43,948          -              -         44,125
                              - at $0.50              250,000         250      125,262          -              -        125,512
Contributions to capital by officers                        -           -        2,250          -              -          2,250
Net loss                                                    -           -            -          -       (164,407)      (164,407)
                                               -------------- ----------- ------------  ----------   ------------  -------------

Balance, as at November 30, 2003                    9,708,900       9,709      210,658          -       (230,760)       (10,393)
Capital stock issued for cash - at $0.50              575,948         576      287,398       (100)             -        287,874
Net loss                                                    -           -            -          -       (322,261)      (322,261)
                                               -------------- ----------- ------------  ----------   -------------  ------------
Balance, as at November 30, 2004                   10,284,848      10,285      498,056       (100       (553,021)       (44,780)

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

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                             Additional    Stock        During the
                                                         Common Shares         Paid-in  Subscriptions  Exploration
                                                  ------------------------
                                                     Number      Par Value     Capital  Receivable       Stage            Total
                                                     ------      ---------     -------  ----------       -----            -----
Capital stock issued for cash- at $0.21                 100,000       100       21,130          -               -           21,230
Capital stock issued for cash- at $0.25                 200,000       200       46,300          -               -           46,500
Capital stock issued for cash- at $0.35                 134,100       134       46,867     (6,500)              -           40,501
Capital stock issued for cash- at $0.40                  62,500        63       24,937          -               -           25,000
Capital stock issued for cash- at $0.50                 411,190       411      205,184          -               -          205,595
Capital stock issued for cash- at $0.56                  35,714        35       19,965          -               -           20,000
Capital stock issued for cash- at $0.60                  10,333        10        6,190          -               -            6,200
Capital stock issued for cash- at $0.63                  30,000        30       18,870          -               -           18,900
Capital stock issued for mineral property- at $0.40   5,000,000     5,000    1,995,000          -               -        2,000,000
Capital stock issued for mineral property- at $0.30     500,000       500      149,500          -               -          150,000
Net loss                                                     -          -            -          -      (2,510,579)      (2,510,579)
                                                  ------------- --------- ------------  ---------   --------------  ---------------
Balance, as at  November 30, 2005                    16,768,685    16,768    3,031,999     (6,600)     (3,063,600)         (21,433)

Capital stock issued for cash- at $0.40                 759,975       760      274,240          -               -          275,000
                               at $0.60                 163,001       163       99,837          -               -          100,000
Capital stock issued for mineral property- at $0.75     100,000       100        9,900          -               -           10,000
Capital stock issued for services                     7,921,000     7,921    2,021,242          -               -        2,029,163
Capital stock issued for debt                           158,016       158       23,544          -               -           23,702
Deferred compensation                                         -         -            -          -               -       (1,039,495)
Net loss                                                      -         -            -          -      (2,584,854)      (2,584,854 )
                                                  ------------- ----------  ----------  ---------   --------------  ---------------

Balance, as at  May 31, 2006                         25,870,677 $  25,870  $ 5,460,762 $   (6,600)  $  (5,648,454) $      (168,422)
                                                  ============= ==========  ==========  ==========  ==============  ===============






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


              c)   Rock Creek Claims, British Columbia, Canada
                  --------------------------------------------

                  On May 25, 2006 the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

                  1. The Company must issue 100,000 common shares upon execution of the Agreement (issued);
                  2. The Company must make cash payments totalling CAD$250,000 as follows:
                        -        August 15, 2006            $10,000;
                        -        September 15, 2006         $12.500;
                        -        November 15, 2006          $12,500;
                        - $12,500 on or before January 15, 2007, and installment on or before the 15th days of April July October and January of each year until the total of $250,000 has been paid or satisfied;
                  3. The Company must issue 500,000  common shares in four equal tranches of 125,000 each on or before the 15th days of October in each of 2006, 2007, 2008 and 2009;
                  4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.

                  BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

                  Due to the preliminary stage of exploration  activities on the
                  Company's   properties  ,  to  date,   all  mineral   property
                  acquisition cost have been impaired.


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

On May 25, 2006 the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

        1. The Company must issue 100,000 common shares upon execution of the Agreement (issued);
        2.       The Company must make cash payments totaling CAD$250,000 as follows:
                (a) August 15, 2006                    $10,000;
                (b)      September 15, 2006            $12,500;
                (c)      November 15, 2006             $12,500;
                (d)      $12,500  on  or  before   January   15,   2007,   and
                         installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;
        3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th days of October in each of 2006, 2007, 2008 and 2009;
        4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.

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

                                              Brookmount Explorations Inc.

                                              /s/ Peter Flueck
                                              ---------------------------
                                              Peter Flueck
                                              President, Chief Executive
                                              Officer and Director
                                              (Principal Executive Officer)
Date: August 28, 2006


                                              /s/ Zaf Sungur
                                              --------------------------
                                              Zaf Sungur
                                              COO, Secretary, treasurer,
                                              Director
                                              (Principal Accounting Officer)
Dated: August 28, 2006