Form 10QSB
period 2006-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2006-10-16
CIK 1122993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended August 31, 2006
                                 ---------------


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ____________ to ____________

                        Commission File Number 000-32181
                                   ----------


                          BROOKMOUNT EXPLORATIONS INC.
        (Exact name of small business issuer as specified in its charter)


------------------------------------ -------------------------------------------
            Nevada                                98-0201259
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)
------------------------------------ -------------------------------------------


                          999 Canada Place - Suite 404
                       Vancouver, British Columbia V6C 3EZ
                    ----------------------------------------
                    (Address of principal executive offices)

                                  604-676-5244
                           ---------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,334,502 shares of $0.001 par value common stock outstanding as of October 10, 2006.

Item 1. Financial Statements.

                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2006
                                   (Unaudited)



                          BALANCE SHEETS

                          INTERIM STATEMENTS OF OPERATIONS

                          INTERIM STATEMENTS OF CASH FLOWS

                          STATEMENT OF STOCKHOLDERS' EQUITY

                          NOTES TO THE INTERIM FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                                  August 31,         November 30,
                                                                                     2006                2005
                                                                                     ----                ----
                                                   ASSETS                        (Unaudited)          (Audited)
                                                   ------
Current assets
    Cash                                                                     $          34,632   $          20,447
    Prepaid expenses                                                                         -               5,000
    Advances - Note 2                                                                        -              43,617
                                                                             ----------------------------------------

                                                                                        34,632              69,064

Capital assets - Note 3                                                                    962               1,242
                                                                             -----------------   -----------------

                                                                             $          35,594   $          70,306
                                                                             =================   =================

                                                     LIABILITIES

Current liabilities
    Accounts payable and accrued liabilities                                 $          87,314   $          33,223
    Due to related parties - Note 6                                                     82,063              58,516
                                                                             -----------------   -----------------

                                                                                       169,377              91,739
                                                                             -----------------   -----------------

                                                STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value - Note 5
         200,000,000  shares authorized
          30,104,502  shares issued (2005 - 16,768,685)                                 30,104              16,768
Additional paid-in capital                                                           5,678,154           3,031,999
Stock subscriptions receivable                                                          (6,600)             (6,600)
Deficit accumulated during the exploration stage                                    (5,835,441)         (3,063,600)
                                                                             -----------------   -----------------

                                                                                      (133,783)            (21,433)
                                                                             ------------------  ------------------

                                                                             $          35,594   $          70,306
                                                                             =================   =================

Going Concern - Note 1
Commitments - Note 4
Litigation - Note 8




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 December 9, 1999
                                                                                                                     (Date of
                                                Three months ended                     Nine months ended           Inception) to
                                                     August 31                             August 31,                August 31,
                                              2006               2005               2006                2005           2006
                                              ----               ----               ----                ----           ----
Expenses
   General and administrative          $         156,987  $          68,397  $       2,726,531   $         253,281  $  3,545,405
       - Notes 2, 5 and 6
   Mineral property costs
       - Notes 4, and 5                           30,000            167,352             45,310           2,195,947     2,290,036
                                       -----------------  -----------------  -----------------   -----------------  ------------

Net loss                               $        (186,987) $        (235,749) $      (2,771,841)  $      (2,449,228) $ (5,835,441)
                                       =================  =================  =================   =================  =============

Basic and diluted loss per share       $          (0.00)  $          (0.00)  $          (0.11)   $          (0.17)
                                       ================   ================   ================    ================

Weighted average number of shares
outstanding                                   28,478,664         16,005,883         24,768,582          14,278,912
                                       =================  =================  =================   =================


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                                                    Inception)
                                                                   Nine months ended                    to
                                                                       August 31,                   August 31,
                                                                2006                2005               2006
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss                                              $      (2,771,841)  $      (2,449,228) $      (5,835,441)
   Add items not affecting cash:
     Depreciation                                                      279                 399                850
     Capital contributions                                               -                   -             29,250
     Capital stock issued for services                           2,052,866                   -          2,052,866
     Capital stock issued for mineral property                      10,000           2,150,000          2,160,000
      Provision for irrecoverable advances                         193,617                   -            193,617
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                5,000              (1,137)                 -
     Accounts payable and accrued liabilities                       54,091             (11,312)            87,314
                                                         -----------------   ------------------ -----------------

Net cash used in operations                                   (    455,988)           (311,278)        (1,311,542)
                                                         -----------------   -----------------  -----------------


Cash Flows from Investing Activities
Advances                                                          (150,000)            (42,428)          (193,617)
Acquisition of capital assets                                            -                   -           (  1,813)
                                                         -----------------   -----------------  -----------------

Net cash used in investing activities                             (150,000)            (42,428)          (195,430)
                                                         ------------------  ------------------ ------------------

Cash Flows from Financing Activities
   Due to related parties                                          179,420                   -             82,063
   Capital stock issued, net                                       440,753             322,695          1,459,541
                                                         -----------------   -----------------  -----------------

Net cash generated by financing activities                         620,173             322,695          1,541,604
                                                         -----------------   -----------------  -----------------
Increase (decrease) in cash                                         14,185             (31,011)            34,632

Cash, beginning                                                     20,447              51,103                  -
                                                         -----------------   -----------------  -----------------

Cash, ending                                             $          34,632   $          20,092  $          34,632
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
                                                         =================   =================  =================


Non-cash transactions - Note 7

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     for the period December 9, 1999 (Date of Inception) to August 31, 2006

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

                                                 ...Cont'd

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     for the period December 9, 1999 (Date of Inception) to August 31, 2006

                                                                                                        Deficit
                                                                                                    Accumulated
                                                                      Additional     Stock           During the
                                                    Common Shares        Paid-in  Subscriptions     Exploration
                                               -----------------------
                                               Number        Par Value   Capital    Receivable           Stage         Total
                                               ------        ---------   -------    ----------           -----         -----
Capital stock issued for cash  - at $0.21           100,000        100    21,130             -                -        21,230
Capital stock issued for cash  - at $0.25           200,000        200    46,300             -                -        46,500
Capital stock issued for cash  - at $0.35           134,100        134    46,867        (6,500)               -        40,501
Capital stock issued for cash  - at $0.40            62,500         63    24,937             -                -        25,000
Capital stock issued for cash  - at $0.50           411,190        411   205,184             -                -       205,595
Capital stock issued for cash  - at $0.56            35,714         35    19,965             -                -        20,000
Capital stock issued for cash  - at $0.60            10,333         10     6,190             -                -         6,200
Capital stock issued for cash  - at $0.63            30,000         30    18,870             -                -        18,900
Capital stock issued for mineral
property                       - at $0.40         5,000,000      5,000 1,995,000             -                -     2,000,000
Capital stock issued for mineral
property                       - at $0.30           500,000        500   149,500             -                -       150,000
Net loss                                                  -          -         -             -       (2,510,579)   (2,510,579)
                                            --------------- ---------- ---------  ------------   -------------- -------------
Balance, as at  November 30, 2005                16,768,685     16,768 3,031,999        (6,600)      (3,063,600)      (21,433)

Capital stock issued for cash  - at $0.09           770,000        770    64,983             -                -        65,753
                               - at $0.40           759,975        760   274,240             -                -       275,000
                               - at $0.60           163,001        163    99,837             -                -       100,000
Capital stock issued for
              mineral property - at $0.75           100,000        100     9,900             -                -        10,000
Capital stock issued for services                 7,921,000      7,921 2,021,242             -                -     2,029,163
Capital stock issued for debt                     3,621,841      3,622   175,953             -                -       179,575
Net loss                                                  -          -         -             -       (2,771,841)   (2,771,841)
                                            --------------- ---------- ---------  ------------   -------------- -------------


Balance, as at  August 31, 2006 (Unaudited)      30,104,502 $  30,104 $5,678,154  $     (6,600)  $   (5,835,441)$    (133,783)
                                            =============== ========= ==========  =============  ============== ==============


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)


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

              Going Concern

              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $52,682 at August 31, 2006 and has incurred losses since inception of $5,835,441 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)


Note 2        Advances

              On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma's directors to the Company's board of directors, Jemma completing a debt financing of $15 million, and the Company's right to elect not to proceed with the transaction thereby resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN$75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company's board of directors. During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company's management decided not to proceed with this transaction. The decision was as a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement. As of August 31, 2006, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company provided fully against the $43,617 during the period ending August 31, 2006.

              During the period ending August 31, 2006 $150,000 was withdrawn from the Company's bank account by a former director of the Company. The former director was not an authorized signatory on the Company's bank account and had not been granted any such authority to withdraw the funds by the Company's Board of Directors. Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes. The Company has worked for several months to have this director return the money to the Company on a voluntary basis. To date, the money has not been returned. The Company has also demanded from the bank that the money be returned as it believes the bank is responsible since the director was not a signatory to the account and did not otherwise have authority to have the funds removed from the account. The Company has commenced legal proceedings against the former director in an effort to recover the $150,000. Due to the uncertainty of collection the Company provided fully against the $150,000 during the period ending August 31, 2006 (See note 8).

Note 3        Capital Assets

                                                                                                            November 30,
                                                                    August 31, 2006                            2005
                                                  -------------------------------------------------    ------------------
                                                                     Accumulated
                                                        Cost        Depreciation    Net                        Net

                     Computer equipment            $      1,813   $           851   $           962     $        1,242
                                                   ============   ===============   ===============     ==============

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)

Note 4        Mineral Properties

              a)  Brookmount Claims, Abitibi West County, Quebec, Canada

During 2003 the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $47,779. The claims are in good standing until November 14, 2006.

              b)  Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company. At August 31, 2006 the title of this property has not been recorded in the name of the Company.

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

2.   The Company must make cash payments totalling CAD$250,000 as follows:

     -        August 15, 2006        - $10,000 (Not paid);
     -        September 15, 2006     - $12,500 (Not paid);
     -        November 15, 2006      - $12,500;
     - $12,500 on or before January 15, 2007, and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;

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

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)

Note 5        Capital Stock

              During the nine months ended August 31, 2006, the Company issued:

- 100,000 shares of common stock pursuant the proposed acquisition of a mineral property (See note 4c);

- 4,291,000 shares of common stock with a fair value of $1,390,284 to a director for business and consulting (See note 2, 6 and 8).

- 3,630,000 shares of common stock with a fair value of $638,880 to its directors for the services provided to date;

- 158,016 shares of common stock with a fair value of $23,702 pursuant to a debt settlement agreement;

- 3,463,825 shares of common stock with a fair value of $155,873 pursuant to a debt settlement agreement; and

- 1,692,976 shares of common stock pursuant a private placement for cash proceeds of $440,753.

                To August 31, 2006, the Company has not granted any stock options or warrants.

Note 6        Related Party Transactions

              The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with directors or officers in common:

                                                              Nine months ended
                                                                  August 31,
                                                      2006           2005
                                                      ----           ----
             General and administrative:
               Consulting fees                  $     2,054,349  $           -
               Management fees                          210,000        140,500
                                                ---------------  -------------

                                                $     2,264,349  $     140,500
                                                ===============  =============

              The consulting and management fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties at August 31, 2006 are due to directors of the Company in respect to unpaid management fees and cash advances amounted to $82,063 (November 30, 2005-$58,516). These amounts are unsecured. The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are due on December 31, 2006. The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)

Note 6        Related Party Transactions (Continued)

              During the nine months ended August 31, 2006, the Company issued 4,291,000 shares of its common stock with a fair value of $1,390,284 to a director for services to be rendered during the 2006 fiscal year. Initially this amount was deferred and expensed over the duration of the 2006 fiscal year. On April 26, 2006 the services of this director were terminated (See Notes 2, 6 and 8). During the period ended May 31, 2006 the Company expensed the deferred amount of $1,039,495 as no further services will be rendered by this director. The Company is currently evaluating its legal options to cancel these shares, in full or in part.

              During the nine months ended August 31, 2006, the Company issued 3,630,000 shares of its common stock with a fair value of $638,880 to its directors for the services provided.

              During the nine months ended August 31, 2006, the Company issued 3,463,825 shares of its common stock with a fair value of $155,874 to directors pursuant to debt settlement agreements.

Note 7        Non-cash Transactions

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the nine months ended August 31, 2006, the Company issued:

          a) 100,000 common shares valued at $0.10 per share pursuant to the Agreement with BC Ltd;

          b) 4,291,000 shares of common stock with a fair value of $1,390,284 to a former director for business and consulting services to be provided.

          c) 3,630,000 shares of common stock with a fair value of $638,880 to its directors for the services provided to date;

          d) 158,016 shares of common stock with a fair value of $23,703 pursuant to a debt settlement agreement; and

          e) 3,463,825 shares of common stock with a fair value of $155,873 pursuant to a debt settlement agreement.

              These transactions were excluded from the statement of cash flows for the period ended August 31, 2006, and for the period December 9, 1999 (Date of Inception) to August 31, 2006.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)

Note 8        Litigation

              On June 29, 2006 a former director of the Company commenced legal action against the Company and its directors (See notes 2 and 6). The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. The Company and directors deny, all of these claims, believe they are without merit and plans to vigorously defend themselves against all of these claims. (See notes 2 and 6).

Item 2. Management's Discussion and Analysis or Plan of Operation

                           FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section of our annual report on Form 10KSB and 10KSB/A and elsewhere in this quarterly report.

Plan of Operations

Our plan of operations for the twelve months following the date of this quarterly report is to complete initial exploration programs on the Brookmount and Mercedes properties . We anticipate that the programs on the Brookmount and Mercedes properties will cost $25,000 and $480,000 respectively.

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

On May 25, 2006, the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

1. The Company must issue 100,000 common shares upon execution of the Agreement (issued);

2.   The Company must make cash payments totaling CAD$250,000 as follows:

     (a)  August 15, 2006 $10,000 (not paid);

     (b)  September 15, 2006 $12.500 (not paid);

     (c)  November 15, 2006 $12,500;

     (d) $12,500 on or before January 15, 2007, and installment payments of $12,500 quarterly thereafter on or before the 15th day of April, July, October and January of each year until the total of $250,000 has been paid or satisfied;

3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th day of October in each of 2006, 2007, 2008 and 2009;

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

Results of Operations for Three and Nine Month Periods Ended August 31, 2006

We incurred operating expenses in the amount of $186,987 and $2,771,841 for the three and nine month periods, respectively, ended August 31, 2006, as compared to $235,749 and $2,449,228, respectively for the comparative periods in 2005. The substantial increase in operating expenses and consequent net loss for the nine months ended August 31, 2006, compared to the nine months ended August 31, 2005, was due to the issuances of shares of stock to a former director during the first quarter of 2006 and to all directors (including the former director) in the second quarter of 2006 for services to be rendered. The decrease in operating expenses for the three month period ended August 31, 2006 compared to the same period in 2005 can be attributed to the decrease in mineral property costs for the latter period.

Under instruction from the property vendor, 5,000,000 shares were issued to our directors and officers in the following amounts during the first quarter of 2005:

        Peter Flueck (property vendor)            2,900,000
        Zaf Sungur                                1,050,000
        Victor Stillwell                          1,050,000

General and administrative expenses for the three and nine month periods ended August 31, 2006, increased $88,590 and $2,473,250 respectively from the prior comparative periods from $68,397 and $253,281 to $156,987 and $2,726,531 for the same periods respectively in 2006. The increase was attributable to the aforementioned stock grants to certain directors and a former director.

At quarter end on August 31, 2006, we had cash on hand of $34,632 and total assets of $35,594. Our liabilities at the same date totaled $169,277 and consisted of accounts payable and accrued liabilities of $87,314 and $82,063 due to related parties.

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

On December 19, 2005, we filed an 8-K announcing that, among other things, Jay Jeffery Shapiro, represented by Mr. Dadon to us as a close colleague and friend, had been appointed to serve as our Chief Financial Officer. Mr. Dadon had arranged for a conference call prior to Mr. Shapiro's appointment to introduce someone whose resume we were provided with, and whom we were led to believe was Mr. Shapiro, ostensibly in order to provide us with an opportunity to interview him prior to his appointment. On May 9, 2006, we learned that the person represented to us to be Jay Jeffery Shapiro was not, in fact, Mr. Shapiro. On May 9, 2006, the individual we now know to be the true Mr. Shapiro contacted us to inform us that he had no knowledge of Brookmount, had not been asked to serve as our Chief Financial Officer by Mr. Dadon, had not been the person interviewed by our Chief Operating Officer, and had in fact previously informed Mr. Dadon in writing that he no longer wished to be associated with Mr. Dadon in any venture and that Mr. Dadon was no longer to use his resume in connection with any of his activities. As a result, on May 11, 2006 we filed a current report on Form 8-K to, among other reasons, assure that all Brookmount shareholders are made aware that individual we now know to be Jay Jeffery Shapiro and whose biography was contained in our annual report on Form 10-KSB and Form 10-KSB/A, never played any role in our company or in any of our disclosures.

Effective May 9, 2006, we appointed Zaf Sungur to serve as our Chief Financial Officer.

On June 29, 2006, a former director of the Company commenced legal action against the Company and its directors. The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. The Company and directors deny all of these claims, believe they are without merit, and plan to vigorously defend themselves against all of these claims. In addition, the Company is exploring claims of its own against the former director.

Item 3. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 29, 2006, a former director of the Company commenced legal action against the Company and its directors. The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. The Company denies all of these claims, believes they are without merit, and plans to vigorously defend itself against all of these claims. In addition, the Company is exploring claims of its own against the former director.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended August 31, 2006, the Company issued the following shares of common stock:

o 100,000 shares valued at $0.10 per share pursuant to the Agreement with B.C. Ltd;

o    4,291,000 shares at $0.32 per share to a then-director;

o 3,630,000 shares at $0.18 per share to its directors for services provided to date;

o    158,016 shares at $0.15 per share pursuant to a debt settlement agreement;
     and

o    3,463,825 shares at $0.45 per share to its directors.

o 1,692,976 shares pursuant to a private placement for cash proceeds of $440,753.


All of the shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits.

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Brookmount Explorations Inc.

                                /s/ Peter Flueck
                                ---------------------------
                                Peter Flueck
                                President, Chief Executive
                                Officer and Director
                                (Principal Executive Officer)
Date: October 16, 2006


                                 /s/ Zaf Sungur
                                 ---------------------------
                                 Zaf Sungur
                                 COO, Secretary, Treasurer,
                                 Director
                                 (Principal Accounting Officer)
Dated: October 16, 2006