Form 10KSB/A
period 2005-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2006-12-08
CIK 1122993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the fiscal year ended  November 30, 2005
                                    -----------------

         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transaction period from _________ to ___________

         Commission File number     000-32181
                                    ---------

                          BROOKMOUNT EXPLORATIONS, INC.
                 -----------------------------------------------
                 (Exact name of Company as specified in charter)

          Nevada                                         98-0201259
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


666 Burrard Street, Suite 600                                 V6C 2X8
----------------------------------------                 -----------------
Vancouver BC, Canada                                     (Postal Zip Code)
(Address of principal executive offices)

Issuer's telephone number, including area code:  (604) 676-5244

Securities registered pursuant to section 12(b) of the Act:

Title of each share                   Name of each exchange on which registered

      None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 -------------

                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]
                                       iii
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange  Act).  Yes [X ]    No [ ]

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

                      $3,909,900.30 as at December 1, 2006

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         26,066,002 shares of common stock as at December 1, 2006

                                EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-KSB/A responds to certain comments of the Staff of the Securities and Exchange Commission in connection with its review of the Brookmount Explorations, Inc.'s (the "Company") Annual Report on Form 10-KSB and 10KSB/A for the fiscal year ended November 30, 2005, which the Company's management has determined are necessary in order to comply with its reporting obligations under the Securities Exchange Act of 1934. This amendment corrects several typographical errors in the previous reports, supplements the disclosure regarding the Company's controls and procedures, supplements the disclosure concerning the Company's transaction with Jemma Resources, contains a revision to the audit report of our prior auditor, and updates the certifications of the executive officers. In addition, certain detail regarding subsequent events is also disclosed in this filing. All other information included in the original on Form 10-KSB, as filed on February 28, 2006, and the 10-KSB/A, as filed on March 7, 2006, remains unchanged.

                                TABLE OF CONTENTS

                                                                           Page

PART 1 1

ITEM 1.  DESCRIPTION OF BUSINESS..............................................1

ITEM 2.  DESCRIPTION OF PROPERTY..............................................8

ITEM 3.  LEGAL PROCEEDINGS...................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............12

PART II......................................................................13

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER.............13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........13

ITEM 7.  FINANCIAL STATEMENTS...............................................F-1

PART III.....................................................................20

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........20

ITEM 10.  EXECUTIVE COMPENSATION.............................................21

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....21

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................22

PART IV......................................................................23

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................23

SIGNATURES...................................................................24

                                     PART 1

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

         The Company's executive offices are located at World Trade Centre - 999
Canado  Place,  Suite  404,   Vancouver,   B.C.,  Canada,  V6C  3E2  (Telephone:
604-676-5244).

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


         Subsequent to November 30, 2005, Brookmount filed an application to acquire 1 additional 500 hectares of land at the Mercedes 100 property.

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

Description, Location and Access
--------------------------------
         The Mercedes 100 property is accessed from Lima by an excellent paved mountain highway to Concepcion, just 10 kilometers short of the provincial capital of Huancayo, then by a paved road to Santa Roda de Ocopa. A good all-weather gravel road connects Ocopa with Satipo, a village in the Amazonas river basin. The Mercedes Mine camp is 36 kilometers from Santa Rosa.

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

Mineralization and Exploration History
--------------------------------------
         In the 1990's, Leader Mining Inc. entered into an option agreement with Mr. Peter Flueck for a 50% working interest in the property and commissioned MPH Geological Consulting to assess the property's potential in 1996. Although the report contained a range of values of zinc, lead, gold and silver mineralization found on the property, as well as calculations of proven, potential, probable and possible reserves, we do not have sufficient information that would be necessary to determine if these figures are accurate or were calculated in accordance with acceptable mining standards.

         Prior to our acquisition of the Mercedes 100 property, approximately $3,000,000 has been spent on the property. Most of these funds were spend on road building, re-opening underground workings on the property, topographical surveys, metallurgical tests, several exploitation campaigns and numerous sampling programs.

Geological Report: Mercedes 100 property
----------------------------------------
         We obtained a geological report on the Mercedes 100 property that was prepared by Guillermo Salazar, a professional geologist, of Calgary, Alberta. We commissioned the report in March 2004. The geological report summarizes the results of previous exploration on the Mercedes 100 property and makes a recommendation for further exploration work.

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


         Mr. Salazar proposes the following budget for exploration:

Survey the property's showings, adits and trenches:                $7,500
Truck rental (30 days at $100 per day):                            $3,000
Check assaying of 220 tonnes, re-sacking of material
and identification of potential purchasers:                       $10,000
Application for drilling permits:                                  $3,000
Drilling of 1,800 meters in 16 holes:                            $271,500
Permit closure reporting:                                          $3,000
Satellite interpretation of alteration and lineaments:            $10,000
Testing of sacked mineralized rock (30 samples at $20 each):         $600
Drill core testing (300 samples at $20 each):                      $6,000
Gridding work:                                                    $75,000
Report writing:                                                   $15,000
Office and administration:                                         $7,500
Miscellaneous:                                                    $40,000
                                                                ---------
                  Total:                                         $449,100
                                                                 ========


         In January 2006 we completed a private placement of the Company's restricted common stock to assist in the financing of our exploration program.

Compliance with Government Regulation
-------------------------------------
         The General Mining Law of Peru is the primary body of law with regards to environmental regulations. It is administered by the Ministry of Energy and Mines (the "MEM"). The MEM can require a mining company to prepare an environmental evaluation, an environmental impact assessment, a program for environmental management and adjustment and a closure plan. Mining companies are also subject to annual environmental audits.

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

Employees
---------
         The Company does not have any full time employees and the directors and officers devote such time as is required to the affairs of the Company. Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.

Available Information
---------------------
         The Company's shares are listed on the OTCBB, and, as required, the Company will hold annual general meetings and distribute certain documents, including financial statements, to shareholders of record.

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

         The Company's internet address is www.brookmount.com

Research and Development Expenditures
-------------------------------------
         We did not incur any research and development expenditures during the fiscal year ended November 30, 2005.

Subsidiaries
------------
         We do not have any subsidiaries.

Patents and Trademarks
----------------------
         We do not own, either legally or beneficially, any patents or trademarks.

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

         BECAUSE OUR  DIRECTORS AND OFFICERS OWN 44% OF OUR  OUTSTANDING  COMMON
STOCK,   THEY  COULD  MAKE  AND  CONTROL   CORPORATE   DECISIONS   THAT  MAY  BE
DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

         As of the date of this filing, our directors own approximately 44% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Forward-Looking Statements
--------------------------
         This Form 10-KSB/A contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

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

Location of Brookmount claim
----------------------------
         The claims lie in northwestern Quebec some 100 miles North, North East from the city of Rouyn-Noranda, Quebec. The claims are easily accessible by gravel and logging roads.

History of the Brookmount mining area
-------------------------------------
         Chazel Township and the general surrounding area have been prospected and explored since the early 1900s. Gold was originally the main commodity sought, but interest in base metals increased following the discovery in 1922 of the Oditan copper-zinc occurrence in the township and in 1925 of the Normetal copper-zinc-silver-gold deposit. Exploration for copper-nickel and asbestos deposits was undertaken in the 1970s but since the 1980s the major emphasis once again shifted to gold.

Past Exploration of the Brookmount claim
----------------------------------------
         Summaries for work conducted on properties now overlain by the Brookmount claim are as follows.

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

Topography and Infrastructure
-----------------------------
         Within the general area of the Brookmount claims, the topography is basically flat with only the occasional low hill. Elevation ranges from 352 yards on the property to 3/10 mile. Vegetation in the area is mixed boreal forest. Tree species present on the property are spruce, jackpine balsam, tamarack, cedar, birch and poplar. Glacial till and glacial-lacustrine clay soils dominate the area. The area is extensively covered by low, swampy ground.

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

Mercedes 100 Property
---------------------
         By an agreement dated July 3, 2003, and amended on January 24, 2005, the Company has also entered into an agreement with its president, Peter Flueck, whereby the Company has agreed to purchase a 100% interest in six mineral concessions comprising a total of 2,611 hectares located in Ahuigrande Parish, Comas District, Concepcion Province of the Department of Junin, Peru. In order to acquire a 100% interest in the Mercedes 100 property, the Company must pay $22,500 (paid) to Mr. Flueck and issue a total of 5,000,000 shares (issued) of restricted common stock in our capital as follows:

o        2,900,000 shares to the vendor, Mr. Flueck; and

o        1,050,000 shares to each of the other two directors of the Company.

Title to the Mercedes 100 property
----------------------------------

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


Acquisition and Maintenance of Mineral Rights in Peru
-----------------------------------------------------
         The general mining law of Peru defines and regulates all mining activity, from sampling and prospecting to commercialization, exploitation and processing. Mining concessions are granted in defined areas generally ranging from 100 to 1,000 hectares in size. Mining titles are irrevocable and perpetual, as long as the titleholder maintains payment of government fees. No royalties or other production-based monetary obligations are imposed on holders of mining concessions. Instead, a holder of mineral concessions must pay an annual maintenance fee of $3.00 per hectare for each concession actually acquired or for a pending application by June 30 of each year. The concession holder must sustain a minimum level of annual commercial production of greater than $100 per hectare in gross sales within eight years of the granting of the concession or, if the concession is not yet in production, the annual rental increases to $4.00 per hectare for the ninth through fourteenth years of the granting of the concession and to $10.00 per hectare thereafter. The concession will terminate if the annual fee is not paid for three years in total or for two consecutive years. The term of the concession is indefinite as long as the property is maintained by payment of rental fees.

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

Description, Location and Access
--------------------------------
         The Mercedes 100 property is accessed from Lima by an excellent paved mountain highway to Concepcion, just 10 kilometers short of the provincial capital of Huancayo, then by a paved road to Santa Roda de Ocopa. A good all-weather gravel road connects Ocopa with Satipo, a village in the Amazonas river basin. The Mercedes Mine camp is 36 kilometers from Santa Rosa.

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

Mineralization and Exploration History
--------------------------------------
         In the 1990's, Leader Mining Inc. entered into an option agreement with Mr. Peter Flueck for a 50% working interest in the property and commissioned MPH Geological Consulting to assess the property's potential in 1996. Although the report contained a range of values of zinc, lead, gold and silver mineralization found on the property, as well as calculations of proven, potential, probable and possible reserves, we do not have sufficient information that would be necessary to determine if these figures are accurate or were calculated in accordance with acceptable mining standards.

         Prior to our acquisition of the Mercedes 100 property, approximately $3,000,000 has been spent on the property. Most of these funds were spend on road building, re-opening underground workings on the property, topographical surveys, metallurgical tests, several exploitation campaigns and numerous sampling programs.

Geological Report: Mercedes 100 property
----------------------------------------
         We have obtained a geological report on the Mercedes 100 property that was prepared by Guillermo Salazar, a professional geologist, of Calgary, Alberta. We commissioned the report in March 2004. The geological report summarizes the results of previous exploration on the Mercedes 100 property and makes a recommendation for further exploration work.

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

         Mr. Salazar proposes the following budget for exploration:

Survey the property's showings, adits and trenches:                  $7,500
Truck rental (30 days at $100 per day):                              $3,000
Check assaying of 220 tonnes, re-sacking of material
and identification of potential purchasers:                         $10,000
Application for drilling permits:                                    $3,000
Drilling of 1,800 meters in 16 holes:                              $271,500
Permit closure reporting:                                            $3,000
Satellite interpretation of alteration and lineaments:              $10,000
Testing of sacked mineralized rock (30 samples at $20 each):           $600
Drill core testing (300 samples at $20 each):                        $6,000
Gridding work:                                                      $75,000
Report writing:                                                     $15,000
Office and administration:                                           $7,500
Miscellaneous:                                                      $40,000
                                                                  ---------
                  Total:                                           $449,100
                                                                   ========


Compliance with Government Regulation
-------------------------------------
         The General Mining Law of Peru is the primary body of law with regards to environmental regulations. It is administered by the Ministry of Energy and Mines (the "MEM"). The MEM can require a mining company to prepare an environmental evaluation, an environmental impact assessment, a program for environmental management and adjustment and a closure plan. Mining companies are also subject to annual environmental audits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended November 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------
         As of the date of this report our shares of common stock are trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB) under the symbol "BMXI" and on the Berlin Stock Exchange under the symbol "B6P".

         We have 248 shareholders of record as at the date of this annual report.

Dividends
---------
         There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Subsequent Events

         Subsequent to November 30, 2005, the Company issued 641,026 shares of common stock pursuant a private placement for total proceeds of $400,000. As described in further detail below, our former Chairman removed $150,000 of that raise for non-corporate purposes without approval.

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

         Effective April 5, 2006, Victor Stilwell, Vice President & Director, resigned both positions with the Company. Under the terms of his separation agreement dated of the same date, Mr. Stilwell is entitled to keep 1,000,000 of the 1,650,000 of shares granted to him in connection with his employment. In addition, the Company granted Mr. Stilwell a warrant for 250,000 shares, exercisable at $0.31 for a term of one year.

         Effective April 26, 2006, David Jacob Dadon was removed as a director and as Chairman of the Board of Brookmount Explorations (the "Company") for cause. Mr. Dadon withdrew $150,000 from the Company's bank account. Mr. Dadon was not an authorized signatory on the Company's bank account and had not been granted any such authority to withdraw the funds by the Company's Board of Directors. Upon completion of an investigation, the Company determined that Mr. Dadon had not used the funds for corporate purposes. The Company had worked for several weeks to have Mr. Dadon return the money to the Company on a voluntary basis. To date, the money has not been returned.

         The Company is currently working with its bank to see that the money is returned as it believes the bank is responsible since Mr. Dadon was not a signatory to the account and did not otherwise have authority to have the funds removed from the account.

         Separately, the Company has reported the incident to the appropriate authorities.

         On December 19, 2005, we filed an 8-K announcing that David Dadon had been elected as our chairman and a director. The 8-K also announced that Jay Jeffery Shapiro, represented by Mr. Dadon to us as a close colleague and friend, had been appointed to serve as our Chief Financial Officer. Mr. Dadon had arranged for a conference call prior to Mr. Shapiro's appointment to introduce someone whose resume we were provided and we were led to believe was Mr. Shapiro ostensibly in order to provide us with an opportunity to interview him prior to his appointment.

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

         On May 11, 2006, we filed an 8-K to, among other reasons, assure that all Brookmount shareholders are made aware that individual we now know to be Jay Jeffery Shapiro whose biography was contained in our original annual report on Form 10-KSB and Form 10-KSB/A, never played any role in our company or in any of our disclosures.

         Effective May 9, 2006, we appointed Zaf Sungur to serve as our Chief Financial Officer.

                                      F-18
ITEM 7. FINANCIAL STATEMENTS



                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 and 2004


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           BALANCE SHEETS

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


1.       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Brookmount Explorations Inc.:

We have audited the accompanying balance sheet of Brookmount Explorations Inc (An Exploration Stage Company) as of November 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period from inception on December 9, 1999 to November 30, 2005 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Brookmount Explorations Inc as at November 30, 2004 and 2003 and for the years then ended and the period from inception on December 9, 1999 to November 30, 2004 were audited by other auditors whose report dated January 31, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from December 9, 1999 (date of inception) to November 30, 2004 reflect a net loss of $553,021 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, based on our audit and the report of another auditor, these financial statements present fairly, in all material respects, the financial position of the Company, as of November 30, 2005, and 2004, and the results of its operations, cash flows and changes in stockholders' equity for the years then ended and for the period from inception on December 9 , 1999 to November 30, 2005, in conformity with generally accepted accounting principles used in the United States of America. In rendering this opinion, we have relied on the opinion of the Company's prior auditors, Amisano Hanson, as to the financial position of the Company, as of November 30, 2004, which opinion is attached hereto.

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


                                 "Dale Matheson Carr-Hilton LaBonte"
                                         CHARTERED ACCOUNTANTS

Vancouver, Canada
June 14, 2006

A PARTNERSHIP OF INCORPORATED                                     AMISANO HANSON
PROFESSIONALS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Brookmount Explorations Inc.

We have audited the accompanying balance sheet of Brookmount Explorations Inc. (A Pre-exploration Stage Company) as of November 30, 2004 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year ended November 30, 2004 and the period from December 9, 1999 (Date of Incorporation) to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Brookmount Explorations Inc. as of November 30, 2004 and the results of its operations and its cash flows for the year ended November 30, 2004 and the period from December 9, 1999 (Date of Incorporation) to November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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
V6C 2T7                                           E-MAIL:     amishan@telus.net

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           November 30, 2005, and 2004

                                                                                     2005                2004
                                                                                     ----                ----
                                                   ASSETS
Current assets
    Cash                                                                     $          20,447   $          51,103
    Prepaid expenses                                                                     5,000               3,863
    Advances - Note 3                                                                   43,617                   -
                                                                             -----------------   -----------------

                                                                                        69,064              54,966

Capital assets - Note 4                                                                  1,242               1,774
                                                                             -----------------   -----------------

                                                                             $          70,306   $          56,740
                                                                             =================   =================

LIABILITIES

Current liabilities
    Accounts payable and accrued liabilities                                 $          33,223   $          43,004
    Due to related parties - Note 7                                                     58,516              58,516
                                                                             -----------------   -----------------

                                                                                        91,739             101,520
                                                                             -----------------   -----------------

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value - Note 6
         200,000,000  shares authorized
          16,768,685  shares issued (2004 - 10,284,848)                                 16,768              10,285
Additional paid-in capital                                                           3,031,999             498,056
Stock subscriptions receivable                                                          (6,600)               (100)
Deficit accumulated during the exploration stage                                    (3,063,600)           (553,021)
                                                                             -----------------   -----------------

                                                                                       (21,433)            (44,780)
                                                                             ------------------  -----------------

                                                                             $          70,306   $          56,740
                                                                             =================   =================

Going concern - Note 1
Subsequent event - Note 10



                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           December 9, 1999
                                                         Year               Year               (Date of
                                                        ended              ended            Inception) to
                                                     November 30,       November 30,         November 30,
                                                         2005               2004                 2005
                                                         ----               ----                 ----
Expenses
   General and administrative   - Note 7          $         313,632  $         274,482  $            818,874
   Mineral property costs       - Note 5                  2,196,947             47,779             2,244,726
                                                  -------------------------------------------------------------

Net loss for the year                             $      (2,510,579) $        (322,261) $         (3,063,600)
                                                  =================  =================  ====================

Basic loss per share                              $          (0.17)  $          (0.03)
                                                  ================   ================

Weighted average number of shares outstanding           14,880,769         10,000,151
                                                  ================   ================











                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (Date of
                                                                Year                Year            Inception)
                                                                ended              ended                to
                                                            November 30,        November 30,       November 30,
                                                                2005                2004               2005
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss for the year                                 $      (2,510,579)  $        (322,261) $      (3,063,600)
   Add items not affecting cash:
     Amortization                                                      532                  39                571
     Capital contributions                                               -                   -             29,250
     Mineral property costs                                      2,150,000                              2,150,000
   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                               (1,137)             (3,174)            (5,000)
     Accounts payable and accrued liabilities                       (9,781)             30,429             33,223
     Due to related parties                                              -               7,450             58,516
                                                         -----------------   -----------------  -----------------

                                                                  (370,965)           (287,517)          (797,040)
                                                         -----------------   -----------------  -----------------


Cash Flows from(used) in  Investing Activities
Acquisition advances                                               (43,617)             15,130            (43,617)
Acquisition of capital assets                                            -              (1,813)          (  1,813)
                                                         -----------------   ------------------ -----------------

                                                                   (43,617)             13,317            (45,430)
                                                         ------------------  -----------------  ------------------

Cash Flows from Financing Activities
   Capital stock issued                                            383,926             287,874            862,917
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash during the year                        (30,656)             13,674             20,447

Cash, beginning of the year                                         51,103              37,429                  -
                                                         -----------------   -----------------  -----------------

Cash, end of the year                                    $          20,447   $          51,103  $          20,447
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

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                          Additional     Stock      During the
                                                    Common Shares          Paid-in   Subscriptions  Exploration
                                               -----------------------
                                               Number         Par Value    Capital    Receivable        Stage         Total
                                               ------         ---------    -------    ----------        -----         -----
Balance, as at December 9, 1999                          -  $        -   $      -  $           -   $          -  $          -
                                              ------------ ----------- ----------  -------------   ------------  ------------

Capital stock issued for cash     - at $0.001    3,500,000       3,500          -              -              -         3,500
                                  - at $0.002    5,750,000       5,750      5,750              -              -        11,500
                                  - at $0.20        32,400          32      6,448              -              -         6,480
Contributions to capital by officers                     -           -      9,000              -              -         9,000
Net loss for the year                                    -           -          -              -        (31,327)      (31,327)
                                              ------------ ----------- ----------  -------------   -------------  -----------

Balance, as at November 30, 2000                 9,282,400       9,282     21,198              -        (31,327)         (847)
Contributions to capital by officers                     -           -      9,000              -              -         9,000
Net loss for the year                                    -           -          -              -        (17,215)      (17,215)
                                              ------------ ----------- ----------  -------------   -------------  -----------

Balance, as at November 30, 2001                 9,282,400       9,282     30,198              -        (48,542)       (9,062)
Contributions to capital by officers                     -           -      9,000              -              -         9,000
Net loss for the year                                    -           -          -              -        (17,811)      (17,811)
                                              ------------ ----------- ----------  -------------   -------------  -----------

Balance, as at November 30, 2002                 9,282,400       9,282     39,198              -        (66,353)      (17,873)
Capital stock issued for cash     - at $0.25       176,500         177     43,948              -              -        44,125
                                  - at $0.50       250,000         250    125,262              -              -       125,512
Contributions to capital by officers                     -           -      2,250              -              -         2,250
Net loss for the year                                    -           -          -              -       (164,407)     (164,407)
                                              ------------ ----------- ----------  -------------   -------------  -----------

Balance, as at November 30, 2003                 9,708,900       9,709    210,658              -       (230,760)      (10,393)
Capital stock issued for cash     - at $0.50       575,948         576    287,398           (100)             -       287,874
Net loss for the year                                    -           -          -              -       (322,261)     (322,261)
                                              ------------ ------------- --------  -------------   -------------  -----------
Balance, as at November 30, 2004                10,284,848      10,285    498,056           (100)      (553,021)      (44,780)

   ...Cont'd

                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (DEFICIT) for the period December 9, 1999 (Date
                       of Inception) to November 30, 2005

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                             Additional    Stock       During the
                                                            Common Shares      Paid-in Subscriptions  Exploration
                                                      ---------------------
                                                        Number    Par Value    Capital   Receivable      Stage       Total
                                                        ------    ---------    -------   ----------      -----       -----
Capital stock issued for cash     - at $0.21            100,000       100      21,130             -           -        21,230
Capital stock issued for cash     - at $0.25            200,000       200      46,300             -           -        46,500
Capital stock issued for cash     - at $0.35            134,100       134      46,867        (6,500)          -        40,501
Capital stock issued for cash     - at $0.40             62,500        63      24,937             -           -        25,000
Capital stock issued for cash     - at $0.50            411,190       411     205,184             -           -       205,595
Capital stock issued for cash     - at $0.56             35,714        35      19,965             -           -        20,000
Capital stock issued for cash     - at $0.60             10,333        10       6,190             -           -         6,200
Capital stock issued for cash     - at $0.63             30,000        30      18,870             -           -        18,900
Capital stock issued for mineral property - at $0.40  5,000,000     5,000   1,995,000             -           -     2,000,000
Capital stock issued for mineral property - at $0.30    500,000       500     149,500             -           -       150,000
Net loss for the year                                         -         -           -             -  (2,510,579)   (2,510,579)
                                                     ---------- ---------- -----------  ------------ ----------- -------------

Balance, as at  November 30, 2005                    16,768,685 $  16,768 $ 3,031,999  $     (6,600)$(3,063,600) $    (21,433)
                                                     ========== ========== ===========  ============ =========== =============



                             SEE ACCOMPANYING NOTES

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Mineral Property
              ----------------
              Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at November 30, 2005, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash advances, accounts payable and accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              Basic and Diluted Loss Per Share
              --------------------------------
              Basic earnings(loss) per share includes no dilution and is computed by dividing income(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings(loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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

              The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company will apply the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To November 30, 2005, the Company has not granted any stock options.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Stock-based Compensation - (cont'd)
              ------------------------

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

              To November 30, 2005 the Company has not issued any stock options and accordingly no stock based compensation expense has been recognized.

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              --------------------------------
              In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

              The interpretations in Staff Accounting Bulletin ("SAB") No. 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              --------------------------------
              compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position

              In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

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

Note 3        Advances
              --------

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

Note 4        Capital Assets

                                                                                   November 30,
                                           November 30, 2005                           2004
                             -------------------------------------------------    ------------------
                                             Accumulated
                                 Cost        Amortization          Net                  Net
                                 ----        ------------          ---                 ---
Computer equipment            $      1,813   $           571   $         1,242     $        1,774
                              ============   ===============   ===============     ==============

Note 5        Mineral Properties
              ------------------

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

Note 6        Capital Stock
              -------------
                   During the year ended November 30, 2005 the Company issued 983,837 (2004:575,948) common shares for cash proceeds of $383,926 (2004:$287,874). During the year ended November 30,
                   2005, the Company issued 5,000,000 common shares valued at $0.40 per share pursuant to the Mercedes Property acquisition agreement and issued 500,000 common shares valued at $0.30 per share pursuant to the Mooseland Property letter of agreement (See note 5).



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

              Subsequent to November 30, 2005 the Company issued 4,291,000 shares of its common to a director (See note 10).


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

Note 9        Income taxes

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


Note 10       Subsequent Events
              -----------------
              Subsequent to November 30, 2005, the Company issued 641,026 shares of common stock pursuant a private placement for total proceeds of $400,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

We have no changes in and disagreement with our accountants on accounting financial disclosure


ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9:       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


                                                  Served As Director
Name           Age   Position with Registrant     or Officer Since
----           ---   ------------------------     ----------------
                     President, Director,
Peter Flueck    56   Chairman of the Board        March 21, 2003
                     Chief Operating Officer,
Zaf Sungur      52   Secretary, CFO, Director     April 15, 2003


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

                              Annual Compensation                                Long Term Compensation
                                                                                 Restricted
                                                              Other Annual       Stock        Options/   LTIP          All Other
Name           Title          Year    Salary       Bonus      Compensation       Awarded      SARs (#)   payouts ($)   Compensation
----           -----          ----    ------       -----      ------------       -------      --------   -----------   ------------
Peter Flueck   President      2005    $67,000      0          0                  0            0          0             0
                              2004    $48,000      0          0                  0            0          0             0
Zaf Sungur
               COO, Secretary 2005    $67,000      0          0                  0            0          0             0
               Treasurer      2004    $48,000      0          0                  0            0          0             0
Victor
Stilwell       Vice-President
                              2005    $39,500      0          0                  0            0          0             0
                              2004    $48,000      0          0                  0            0          0             0

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

Exhibits

3.1      Charter and By-Laws*

10.1 Mineral Property Purchase Agreement (previously filed with the Company's Form 10-KSB on February 28, 2006).

10.2 Binding Letter of Agreement Between Jemma Resources Corp. and Brookmount Explorations, Inc.

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


--------------------------------------------------------------------------------
                      Fiscal year ended                   Fiscal year ended
                      November 30, 2005                    November 30, 2004
--------------------------------------------------------------------------------
Audit fees                $12,500                                $8,934
--------------------------------------------------------------------------------
Audit-related fees          $0                                   $6,189
--------------------------------------------------------------------------------
Tax fees                    Nil                                    Nil
--------------------------------------------------------------------------------
All other fees              Nil                                    Nil
--------------------------------------------------------------------------------

         Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.


            The Company does not have an audit committee. Our board of directors approves all costs associated with our outside auditors. The Board's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Board may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us during the past two fiscal years.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Brookmount Explorations Inc.


By:      /s/ Peter Flueck
         --------------------------------
         Peter Flueck
         President, CEO & Director
         Date: December 8, 2006

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:      /s/ Peter Flueck
         --------------------------------
         Peter Flueck
         President, CEO & Director
         Date: December 8, 2006



By:      /s/ Zaf Sungur
         ------------------------------
         COO, Secretary, Treasurer, Principal
         Accounting Officer and Director
         Date: December 8, 2006