Form 10KSB
period 2006-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2007-02-28
CIK 1122993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended November 30, 2006
                                             -----------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transaction period from _________ to ___________

                             Commission File number


                          BROOKMOUNT EXPLORATIONS, INC.
                 -----------------------------------------------
                 (Exact name of Company as specified in charter)

           Nevada                                           98-0201259
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRSiEmployer Identification No.) or organization)


         999 Canada Place, Suite 404
          Vancouver BC, Canada                               V6C 2X8
-----------------------------------------             -------------------
 (Address of principal executive offices)              (Postal Zip Code)

         Issuer's telephone number, including area code: (604) 676-5244

Securities registered pursuant to section 12(b) of the Act:

         Title of each shar registered     Name of each exchange on which
                    None                               None

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

         Indicate by check mark whether the registrant is a shell company (as Defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         State issuer's revenues for its most recent fiscal year: Nil

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $4,159,760.32 as at February 26, 2007

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 25,998,502 shares of common stock as at February 26, 2007

                                TABLE OF CONTENTS

                                                                          Page


PART 1.......................................................................3
------


   ITEM 1.  DESCRIPTION OF BUSINESS..........................................3
   --------------------------------


   ITEM 2.  DESCRIPTION OF PROPERTY..........................................11
   --------------------------------


   ITEM 3.  LEGAL PROCEEDINGS................................................14
   --------------------------


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............15
   --------------------------------------------------------------


PART II......................................................................16
-------


   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........16
   -----------------------------------------------------------------


   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........17
   ------------------------------------------------------------------


   ITEM 7  FINANCIAL STATEMENTS..............................................18
   ----------------------------


   ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
   --------------------------------------------------------------------
            FINANCIAL DISCLOSURE.............................................19

PART III..................................................................... 20
--------


   ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....20
   ---------------------------------------------------------------------


   ITEM 10.  EXECUTIVE COMPENSATION..........................................21
   --------------------------------


   ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..21
   ------------------------------------------------------------------------


   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................22
   --------------------------------------------------------


PART IV..................................................................... 23
-------


   ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................23
   ------------------------------------------------


................................................................................

                                     PART 1



ITEM 1.  DESCRIPTION OF BUSINESS


History and Organization


         Brookmount Explorations, Inc. (the "Company"), a Nevada Corporation, was incorporated on December 9, 1999. Since inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. The Company has no subsidiaries and no affiliated companies. The Company's shares are quoted on the NASD over the counter bulletin board (OTCBB) and currently trading under the symbol "BMXI".

         Subsequent to November 30, 2005, the Company's shares were listed on the Berlin Stock exchange under the symbol "B6P". The Company also filed an application with the Frankfurt Stock Exchange.

         The Company's executive offices are located at World Trade Centre - 999
Canada  Place,  Suite  404,   Vancouver,   B.C.,  Canada,  V6C  3E2  (Telephone:
604-676-5244).

         The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at February 21, 2007, there were 25,998, 502 shares outstanding.

         The Company commenced operations as an exploration stage company during the fiscal year ended November 30, 2005.

         The Company owns an interest in five mineral claims located in Quebec which are known as the Brookmount claims. Subsequent to November 30, 2005, the Company allowed its claims to expire in Quebec to better concentrate on its Mercedes 100 and Rock Creek properties. During the year ended November 30,2005 the Company completed a mineral property purchase agreement, as amended, with Mr. Peter Flueck dated January 24, 2005, and acquired a 100% interest in the Mercedes 100 mineral property located in Comas District, Concepcion Department, Junin Province, Peru (the "Mercedes 100 Property"). Mr. Flueck acts as the Company's president and a director. Our principal exploration property is the Mercedes 100 Property.

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

         On May 25, 2006 the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd"), a private corporation which is the owner of the interest in the Rock Creek Property. The property is located approximately 10 kilometers southeast of Rock Creek, B.C. in the Greenwood Mining Division.

Brookmount Claims
-----------------

The Company presently had the mineral rights to five mineral claims called the Brookmount claims located in Chazel Township, Abitibi West County, Quebec.

         The Company retained J.G. Burns & Associates of Timmins, Ontario to write a geological report on these claims. The claims were in good standing until November 14, 2006. The Company did not renew the claims and consequently the claims lapsed.

Mercedes 100 Property
---------------------

The Mercedes 100 property consists of six mineral claims. We are the beneficial owner of a 100% interest in the claims. There are no other underlying agreements or interests in the property.

         Specifics of the six mineral claims are as follows:

                                                                Claim Area
 Claim Name                Claim Number                         (Hectares)
-------------------------------------------------------------------------------
Mercedes 100             C-08020145X011                            450.00
Celeste                  C-010151600                              298.84
Celeste No. 2            C-010151500                              218.58
Celeste No. 4            C-010151700                              200.00
Nuevo Herraje Cuatro     C-010154100                              996.96
Nueva Charo              C-010051101                              446.93
-------------------------------------------------------------------------------

         Subsequent to November 30, 2005, Brookmount filed an application to acquire an additional 500 hectares of land at the Mercedes 100 property. This application was granted on July 29, 2006. Acquisition and Maintenance of Mineral Rights in Peru

         The General Mining Law of Peru defines and regulates all mining activity, from sampling and prospecting to commercialization, exploitation and processing. Mining concessions are granted in defined areas generally ranging from 100 to 1,000 hectares in size. Mining titles are irrevocable and perpetual, as long as the titleholder maintains payment of government fees. No royalties or other production-based monetary obligations are imposed on holders of mining concessions. Instead, a holder of mineral concessions must pay an annual maintenance fee of $3.00 per hectare for each concession actually acquired or for a pending application by June 30 of each year. The concession holder must sustain a minimum level of annual commercial production of greater than $100 per hectare in gross sales within eight years of the granting of the concession or, if the concession is not yet in production, the annual rental increases to $4.00 per hectare for the ninth through fourteenth years of the granting of the concession and to $10.00 per hectare thereafter. The concession will terminate if the annual fee is not paid for three years in total or for two consecutive years. The term of the concession is indefinite as long as the property is maintained by payment of rental fees.

         The Peruvian Constitution and the Civil Code protect a mineral title holder by granting it the same rights as a private property holder. The holder's rights are distinct and independent from the ownership of the land on which it is located, even when both belong to the same person. Mining rights are defensible against third parties, transferable, chargeable and may be the subject of any contract or transaction.

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

         Nearby towns such as Concepcion and Huancayo are modern and offer most necessities. There is a narrow gauge railroad from Lima to Huancayo. This connects the mining and smelting center of La Oroya, 130 kilometers to the west.

         On the property site, there is a large brick building that could be refurnished to serve as a camp for 20 to 30 people.

Mineralization and Exploration History
--------------------------------------

In the 1990's, Leader Mining Inc. entered into an option agreement with Mr. Peter Flueck for a 50% working interest in the property and in 1996, commissioned MPH Geological Consulting to assess the property's potential. Although the report contained a range of values of zinc, lead, gold and silver mineralization found on the property, as well as calculations of proven, potential, probable and possible reserves, we do not have sufficient information that would be necessary to determine if these figures are accurate or were calculated in accordance with acceptable mining standards.

         Prior to our acquisition of the Mercedes 100 property, approximately $3,000,000 has been spent on the property. Most of these funds were spent on road building, re-opening underground workings on the property, topographical surveys, metallurgical tests, several exploitation campaigns and numerous sampling programs.

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

         In his report, Mr. Salazar recommends further exploration of the Mercedes 100 property that would include the following:

1.                 Survey of the property's several know showings,  adits
                  and trenches. It is recommended that this be done by confirming that the property boundaries are properly located, that the portals, adits and trenches are re-located with respect to the property boundaries and to other cultural and topographic features such as access roads, camps, mine dumps and main rivers.

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

                o from the survey described in paragraph one above the results from these studies should be followed up with careful prospecting of the targets thus defined.

Mr. Salazar proposes the following budget for exploration:

-------------------------------------------------------------------------------
Survey the property's showings, adits and trenches:                     $7,500
Truck rental (30 days at $100 per day):                                 $3,000
Check assaying of 220 tonnes, re-sacking of material and               $10,000
identification of potential purchasers:
Application for drilling permits:                                       $3,000
Drilling of 1,800 meters in 16 holes:                                 $271,500
Permit closure reporting:                                               $3,000
Satellite interpretation of alteration and lineaments:                 $10,000
Testing of sacked mineralized rock (30 samples at $20 each):              $600
Drill core testing (300 samples at $20 each):                           $6,000
Gridding work:                                                         $75,000
Report writing:                                                        $15,000
Office and administration:                                              $7,500
Miscellaneous:                                                         $40,000
-------------------------------------------------------------------------------
         Total:                                                       $449,100
-------------------------------------------------------------------------------

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

Employees
---------

The Company does not have any full time employees other than its two directors. Once a major exploration program commences it is anticipated that the officers will devote more time to the activities of the Company to meet the increased needs. In addition, the Company expects that will need to hire additional employees or consultants to undertake any specialized work.

Available Information
---------------------

The Company's shares are listed on the OTCBB, Presently, the Company files reports with the United States Securities and Exchange Commission (the "SEC") on Forms 10-KSB and 10-QSB.

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

The Company's internet address is www.brookmount.com

Research and Development Expenditures
-------------------------------------

We did not incur any research and development expenditures during the fiscal year ended November 30, 2006.

Subsidiaries
------------

The Company does not have any subsidiaries.

Patents and Trademarks
----------------------

We do not own, either legally or beneficially, any patents or trademarks.



ITEM 1.A.  RISK FACTORS



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

        OUR MERCEDES 100 PROPERTY CONTAINS THE FOLLOWING RESERVES AND RESOURCES.

         Proven  -  21,500  tons  and  1  ounce  gold  equivalent   Potential  &
         Prospective - 480,000 tons at ounce gold equivalent Possible - 1,950,000 tons at ounce gold equivalent


         Our sole mineral property assets are the Mercedes property in Peru and the Rock Creek Property in British Columbia. As both of these properties are in the exploration stage, they do not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

         IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

         Our current operating funds are less than necessary to complete planned exploration on our mineral properties, and therefore we will need to obtain additional financing in order to complete our business plan. As of November 30, 2006, we had cash in the amount of $18,091. We currently do not have any operations and we have no income.

         Our business plan calls for significant expenses in connection with the exploration of the Brookmount claims and the Mercedes property. We do not have sufficient funds to complete recommended exploration on the properties and ongoing administrative expenses.

         We will also require additional financing if the costs of the exploration of our properties are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for metals such as gold, investor acceptance of our properties and general investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

         BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

         We have not yet commenced exploration on the Mercedes 100 property. [Is this still accurate? What about Brookmount?] Accordingly, we have no way to evaluate the likelihood that our business will be successful. To date, we have been involved primarily in organizational activities and the acquisition of mineral properties. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

         Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses in the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Merecedes 100 property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

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

         BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

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

         BECAUSE OUR DIRECTORS AND OFFICERS OWN 43.66% OF OUR OUTSTANDING COMMON
STOCK,   THEY  COULD  MAKE  AND  CONTROL   CORPORATE   DECISIONS   THAT  MAY  BE
DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

         As of the date of this filing, our directors own approximately 43.66% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

         WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

         The Independent Auditor's Report to our audited financial statements for the period ended November 30, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no established source of revenue and that we are dependent on our ability to raise capital from shareholders or other sources to sustain operations.

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

(3)      increased competition; and

(4)      conditions and trend in the mineral exploration industry.

                  Since our common stock is traded on the OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements
--------------------------

We have included in this Form 10KSB statements which are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These include statements that are not simply a statement of historical fact but describe what we "believe," "anticipate," or "expect" will occur. We caution you not to place undue reliance on the forward-looking statements made in this report. Although we believe these statements are reasonable, there are many factors, which may affect our expectation of our operations. These factors include, among other things, the following:

        o        general economic conditions

        o        the market price of, and demand for our product

        o        our ability to service future indebtedness

        o our ability to raise additional equity capital, obtain debt financing, or generate sufficient revenues to fund our operating and development plan

        o our success in completing development and exploration activities

        o        expansion and other development trends of the industry

        o acquisitions and other business opportunities that may be presented to and pursued by us

        o        changes in laws and regulations



ITEM 2.  DESCRIPTION OF PROPERTY


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

        o 1,050,000 shares to each of two other individuals who were directors of the Company.

Title to the Mercedes 100 property
----------------------------------

The Mercedes 100 property consists of six mineral claims. We are the beneficial owner of a 100% interest in the claims. There are no other underlying agreements or interests in the property.

         Specifics of the six mineral claims are as follows:

Claim Name                 Claim Area                           (Hectares)
                          Claim Number
-------------------------------------------------------------------------------

Mercedes 100               C-08020145X011                            450.00
Celeste                    C-010151600                               298.84
Celeste No. 2              C-010151500                               218.58
Celeste No. 4              C-010151700                               200.00
Nuevo Herraje Cuatro       C-010154100                               996.96
Nueva Charo                C-010051101                               446.93
-------------------------------------------------------------------------------

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

         Nearby towns such as Concepcion and Huancayo are modern and offer most necessities. There is a narrow gauge railroad from Lima to Huancayo. This connects the mining and smelting center of La Oroya, 130 kilometers to the west.

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

         Prior to our acquisition of the Mercedes 100 property, approximately $3,000,000 has been spent on the property. Most of these funds were spent on road building, re-opening underground workings on the property, topographical surveys, metallurgical tests, several exploitation campaigns and numerous sampling programs.

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

           Mr. Salazar proposes the following budget for exploration:

Survey the property's showings, adits and trenches:                     $7,500
Truck rental (30 days at $100 per day):                                 $3,000
Check assaying of 220 tonnes, re-sacking of material and               $10,000
identification of potential purchasers:
Application for drilling permits:                                       $3,000
Drilling of 1,800 meters in 16 holes:                                 $271,500
Permit closure reporting:                                               $3,000
Satellite interpretation of alteration and lineaments:                 $10,000
Testing of sacked mineralized rock (30 samples at $20 each):              $600
Drill core testing (300 samples at $20 each):                           $6,000
Gridding work:                                                         $75,000
Report writing:                                                        $15,000
Office and administration:                                              $7,500
Miscellaneous:                                                         $40,000
-------------------------------------------------------------------------------

         Total:                                                       $449,100
-------------------------------------------------------------------------------

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

ITEM 3.  LEGAL PROCEEDINGS



         The Company is currently involved in two suits, both of which are currently being heard in the United States District Court, Central District of
California:

         i).......David Dadon v. Brookmount Explorations, Inc., Peter Flueck and
Zaf Sungur- This case involves a former officer and director of the Company who filed suit claiming Breach of Contract after he was dismissed by the Company. This suit was voluntarily dismissed but the Company has written to the plaintiff's counsel stating its intention to file a Rule 11 Motion seeking sanctions and costs against both the plaintiff and counsel.

         ii.).....Brian Glicker v. Brookmount  Explorations,  Inc. This suit was filed by the plaintiff seeking to compel the Company to issue an opinion letter allowing him to sell shares that the Company contends were fraudulently procured by one of the Company's former officers. The Company has submitted a Motion to Dismiss this suit on jurisdictional grounds and the court has tentatively granted such motion but permitted the plaintiff to submit additional declarations to support his claim. The Company has filed an opposition to such ruling and is awaiting the outcome thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


         No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended November 30, 2006.

                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------
As of the date of this report our shares of common stock are trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB) under the symbol "BMXI" and on the Berlin Stock Exchange under the symbol "B6P".

         As of February 26, 2007, we have 221 shareholders of record as at the date of this annual report.

         Our common stock is quoted on the OTC Bulletin Board under the symbol "BMXI". Our shares of common stock began trading on December 12, 2004. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.[info needs to be obtained]

                                                       Bid Prices
                                           High                         Low
-------------------------------------------------------------------------------
2006 Fiscal Year
     First Quarter                        $1.08                         $.18
     Second Quarter                        $.19                         $.05
     Third Quarter                         $.15                         $.065
     Fourth Quarter                        $.15                         $.13
2005 Fiscal Year
     First Quarter                         $.61                         $.56
     Second Quarter                        $.74                         $.52
     Third Quarter                         $.48                         $.15
     Fourth Quarter                        $.48                         $.10
-------------------------------------------------------------------------------


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

Equity Compensation Plans
-------------------------


The Company does not have any equity compensation plans. ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

         Total expenditures over the next 12 months are therefore expected to be $850,000. In January 2006 we completed a $400,000 private placement of the Company's restricted common stock to finance our exploration program, however, we will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results Of Operations For Period Ending November 30, 2006
---------------------------------------------------------
We did not earn any revenues during the period ending November 30, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production of the Brookmount claims or the Mercedes property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

         We incurred operating expenses in the amount of $ 1,403,413 for the fiscal year ended November 30, 2006 and $2,510,579 for the fiscal year ended November 30, 2005. Mineral property costs were comprise of $103,352 and $196,947 during the fiscal year ended November 30, 2006 and 2005, respectively.


         We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2006, we had assets of $ 24,838 while for the fiscal year ended November 30, 2005, we had assets amounting to $70,306 consisting of cash on hand of $18,091 for 2006 and $20,447 for the year 2005. Prepaid expenses for 2006 were $5,878 while for the year 2005, pre-paid expenses amounted to $5,000. Capital assets for 2006 stood at $869.00 while such was $1,242 for the year 2005. At November 30, 2006, we had $233,034 in liabilities consisting of accounts payable and accrued liabilities of $100,096 and $132,938 due to related parties. As of November 30, 2005, we had liabilities consisting of accounts payable and accrued liabilities in the amount of $33,223 and $58,516 in amounts due to related parties.

ITEM  7 FINANCIAL STATEMENTS

















                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2006






















REPORT OF INDEPENDENT REIGISTERED PUBLIC ACCOUNTING FIRM
           BALANCE SHEETS
           STATEMENTS OF OPERATIONS
           STATEMENTS OF CASH FLOWS
           STATEMENT OF STOCKHOLDERS' DEFICIT
           NOTES TO THE FINANCIAL STATEMENTS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Brookmount Explorations Inc.:

We have audited the accompanying balance sheets of Brookmount Explorations Inc (An Exploration Stage Company) as of November 30, 2005 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the period from inception on December 9, 1999 to November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The balance sheets at November 30, 2004 and 2003 and for the years then ended and the period from inception on December 9, 1999 to November 30, 2004 were audited by other auditors whose report dated January 31, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from December 9, 1999 (date of inception) to November 30, 2004 reflect a net loss of $553,021 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of another auditor, these financial statements present fairly, in all material respects, the financial position of the Company, as of November 30, 2006 and 2005, and the results of its operations, cash flows and changes in stockholders' deficit for the years then ended and for the period from inception on December 9 , 1999 to November 30, 2006, in conformity with generally accepted accounting principles used in the United States of America.

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


                                                                        "DMCL"
                                          Dale Matheson Carr-Hilton LaBonte LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
February 16, 2007

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                 November 30,        November 30,
                                                                                 ------------
                                                                                     2006                2005
                                                                                     ----                ----
                                     ASSETS
                                     ------
Current assets
    Cash                                                                     $          18,091   $          20,447
    Prepaid expenses                                                                     5,878               5,000
    Advances - Note 3                                                                       -               43,617
                                                                             -----------------   ------------------

                                                                                        23,969              69,064

Equipment - Note 4                                                                         869               1,242
                                                                             -----------------   -----------------

                                                                             $          24,838   $          70,306
                                                                             =================   =================

                                   LIABILITIES
                                   -----------
Current liabilities
    Accounts payable and accrued liabilities                                 $         100,096   $          33,223
    Due to related parties - Note 7                                                    132,938              58,516
                                                                             -----------------   -----------------

                                                                                       233,034              91,739
                                                                             -----------------   -----------------

                              STOCKHOLDERS' DEFICIT
                              ---------------------

Common stock, $0.001 par value - Note 6
         200,000,000  shares authorized
          25,998,502  shares issued (2005 - 16,768,685)                                 25,998              16,768
Additional paid-in capital                                                           4,239,419           3,031,999
Stock subscriptions receivable                                                          (6,600)             (6,600)
Deficit accumulated during the exploration stage                                    (4,467,013)         (3,063,600)
                                                                             -----------------   -----------------

                                                                                      (208,196)            (21,433)
                                                                             ------------------  ------------------

                                                                             $          24,838   $          70,306
                                                                             =================   =================


Commitments and contingencies - Note 7 and 10

Subsequent events - Note 11




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           December 9, 1999
                                                         Year               Year               (date of
                                                        ended              ended            inception) to
                                                     November 30,       November 30,         November 30,
                                                         2006               2005                 2006
                                                         ----               ----                 ----
Expenses
   General and administrative   - Note 7          $       1,300,061  $         313,632  $          2,118,935
   Mineral property costs       - Note 5                    103,352          2,196,947             2,348,078
                                                  -------------------------------------------------------------


Net loss                                          $      (1,403,413) $      (2,510,579) $         (4,467,013)
                                                  =================  =================  ====================

Basic and diluted loss per share                  $          (0.06)  $          (0.17)
                                                  ================   ================

Weighted average number of shares outstanding
                                                         23,109,944         14,880,769
                                                  =================  =================











                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   December 9,
                                                                                                       1999
                                                                                                     (date of
                                                                Year                Year            inception)
                                                                ended              ended                to
                                                            November 30,        November 30,       November 30,
                                                                2006                2005               2006
                                                                ----                ----               ----
Cash Flows from Operating Activities
   Net loss                                              $      (1,403,413)  $      (2,510,579) $      (4,467,013)
   Add items not affecting cash:
     Amortization                                                      373                 532                944
     Capital contributions                                               -                   -             29,250
     Common stock issued for services                              462,879                   -            462,880
     Common stock issued for mineral property                       66,250           2,150,000          2,216,250
      Provision for unrecoverable advances                         193,618
                                                                                             -            193,617

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                 (878)             (1,137)            (5,878)
     Accounts payable and accrued liabilities                       90,577              (9,781)           123,800
                                                         -----------------   ------------------ -----------------

Cash Flows Used In Operations                                     (590,594)           (370,965)        (1,446,150)
                                                         ------------------  -----------------  ------------------

Cash Flows from Investing Activities
   Advances                                                       (150,000)            (43,617)          (193,617)
   Acquisition of equipment                                              -                   -           (  1,813)
                                                         -----------------   -----------------  -----------------

Cash Flows Used In Investing Activities                           (150,000)            (43,617)          (195,430)
                                                         ------------------  ------------------ ------------------

Cash Flows from Financing Activities
   Due to related parties                                          230,293                   -            288,809
   Common stock issued, net                                        507,945             383,926          1,370,862
                                                         -----------------   -----------------  -----------------

Cash Flows Provided by Financing Activities                        738,238             383,926          1,659,671
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash                                         (2,356)            (30,656)            18,091

Cash, beginning                                                     20,447              51,103                  -
                                                         -----------------   -----------------  -----------------

Cash, ending                                             $          18,091   $          20,447  $          18,091
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
                                                         =================   =================  =================


Non-cash transactions - Note 8


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
    For the period December 9, 1999 (Date of Inception) to November 30, 2006

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                      Additional    Stock           During the
                                                    Common Shares      Paid-in   Subscriptions      Exploration
                                           --------------------------
                                                Number     Par Value   Capital    Receivable           Stage            Total
                                                ------     ---------   -------    ----------         -----              -----
Common stock issued for cash  - at $0.001       3,500,000 $     3,500 $         - $           -  $            -  $      3,500
                                           --------------- ----------- -----------  ------------   --------------  -----------

Balance, as at November                         3,500,000       3,500           -             -                   -     3,500
Common stock issued for cash  - at $0.002       5,750,000       5,750       5,750             -                   -    11,500
                              - at $0.20           32,400          32       6,448             -                   -     6,480
Contributions to capital by officers                    -           -       9,000             -                   -     9,000
Net loss                                                -           -           -             -             (31,327)  (31,327)
                                           --------------- ----------- -----------  ------------   -----------------  --------

Balance, as at November 30, 2000                9,282,400       9,282      21,198             -             (31,327)     (847)
Contributions to capital by officers                    -           -       9,000             -                   -     9,000
Net loss                                                -           -           -             -             (17,215)  (17,215)
                                           --------------- ----------- -----------  ------------   -----------------  ---------

Balance, as at November 30, 2001                9,282,400       9,282      30,198             -             (48,542)    (9,062)
Contributions to capital by officers                    -           -       9,000             -                   -      9,000
Net loss                                                -           -           -             -             (17,811)   (17,811)
                                           --------------- ----------- -----------  ------------   -----------------  ----------

Balance, as at November 30, 2002                9,282,400       9,282      39,198             -             (66,353)   (17,873)
Common stock issued for cash - at $0.25           176,500         177      43,948             -                   -     44,125
                             - at $0.50           250,000         250     125,262             -                   -    125,512
Contributions to capital by officers                    -           -       2,250             -                   -      2,250
Net loss                                                -           -           -             -            (164,407)  (164,407)
                                           --------------- ----------- -----------  ------------   -----------------  ----------

Balance, as at November 30, 2003                9,708,900       9,709     210,658             -            (230,760)   (10,393)
Common stock issued for cash - at $0.50           575,948         576     287,398          (100)                  -    287,874
Net loss for the year                                   -           -           -             -            (322,261)  (322,261)
                                           --------------- ----------- -----------  ------------   -----------------  ----------
Balance, as at November 30, 2004               10,284,848      10,285     498,056          (100)           (553,021)   (44,780)





                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
    For the period December 9, 1999 (date of inception) to November 30, 2006

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                    Additional   Stock           During the
                                                 Common Shares      Paid-in   Subscriptions      Exploration
                                           ----------------------
                                              Number     Par Value   Capital    Receivable           Stage            Total
                                              ------     ---------   -------    ----------         -----              -----
Common stock issued for cash
                           - at $0.21           100,000       100       21,130         -                  -          21,230
Common stock issued for cash - at $0.25         200,000       200       46,300         -                  -          46,500
Common stock issued for cash - at $0.35         134,100       134       46,867    (6,500)                 -          40,501
Common stock issued for cash - at $0.40          62,500        63       24,937         -                  -          25,000
Common stock issued for cash - at $0.50         411,190       411      205,184         -                  -         205,595
Common stock issued for cash - at $0.56          35,714        35       19,965         -                  -          20,000
Common stock issued for cash - at $0.60          10,333        10        6,190         -                  -           6,200
Common stock issued for cash - at $0.63          30,000        30       18,870         -                  -          18,900
Common stock issued for mineral
                 property    - at $0.40       5,000,000     5,000    1,995,000         -                  -       2,000,000
Common stock issued for mineral
                 property    - at $0.30         500,000       500      149,500         -                  -         150,000
Net loss                                             -         -            -          -          2,510,579)     (2,510,579)
                                           -----------  ---------- ------------ ---------   -----------------  -------------
Balance, as at  November 30, 2005            16,768,685    16,768    3,031,999    (6,600)         3,063,600)        (21,433)

Capital stock issued for cash - at $0.09      1,580,000     1,580      131,366         -                  -          132,946
                              - at $0.40        759,975       760      274,240         -                  -          275,000
                              - at $0.60         63,001       163       99,837                                       100,000
Common stock issued for mineral
                     property - at $0.10        100,000       100        9,900         -                  -           10,000
Common stock issued for mineral
                   property    - at $0.15       375,000       375       55,875         -                  -           56,250
Common stock issued for services              7,921,000     7,921    2,021,241         -                  -        2,029,162
Common stock cancelled                       (5,291,000)   (5,291)  (1,560,992)
                                                                                                                  (1,566,283)
Common stock issued for debt                  3,621,841     3,622      175,953         -                  -          179,575
Net loss                                              -         -            -         -         (1,403,413)     (1,403,413 )
                                        --------------- --------- ------------- ----------  ----------------  ---------------

Balance, as at  November 30, 2006            25,998,502 $  25,998   $4,239,419 $  (6,600)  $      4,467,013) $      (208,196)
                                        =============== ========= ============= ===========   =================  ============



                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006


Note 1        Nature of Continued Operations and Basis of Presentation
              --------------------------------------------------------
              The Company is an exploration stage company. The Company is incorporated in Nevada and was organized for the purpose of acquiring, exploring and developing mineral properties. The recoverability of amounts from properties acquired will be dependant upon discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production.

              Going Concern
              -------------
              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $209,065 at November 30, 2006 and has incurred losses since inception of $4,467,013 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

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

              Mineral Property
              ----------------
              The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 2        Summary of Significant Accounting Policies - (cont'd)
              -----------------------------------------------------

              Mineral Property - (cont'd)
              ---------------------------
              Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash, accounts payable, accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              At November 30, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

              Loss Per Share
              --------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.
              Dilutive loss per share reflect the potential dilution of securities that could share in the earnings of the Company.
              Because the Company does not have any potentially dilutive securities, basic loss per share is equal to dilutive loss per share.

              Stock-based Compensation
              ------------------------
              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

              Recent Accounting Pronouncements
              --------------------------------
              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              -------------------------------------------
              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be December 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be fiscal year ending November 30, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Note 3        Advances
              ----------

              On May 13, 2005, the Company signed a "Letter of Agreement" with a private corporation Jemma Resources Corp. ("Jemma") to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma's directors to the Company's board of directors, Jemma completing a debt financing of $15 million, and the Company's right to elect not to proceed with the transaction thereby resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN $75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company's board of directors. During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company's management

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 3        Advances  - (cont'd)
              --------------------

              decided not to proceed with this transaction. The decision was as a result of the Company's due diligence and Jemma's inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement. As of November 30, 2006, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company has provided a provision of $43,617.

              During the year ending November 30, 2006 $150,000 was withdrawn from the Company's bank account by a former director of the Company. The former director was not an authorized signatory on the Company's bank account and had not been granted any such authority to withdraw the funds by the Company's Board of Directors. Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes. To date, the money has not been returned. The Company commenced legal proceedings against the former director in an effort to recover the $150,000. Due to the uncertainty of collection the Company has provided a provision of $150,000 (See note 8).

              Subsequent to November 30, 2006, the Supreme Court of British Columbia ordered former director to pay the Company a sum of USD $173,700 plus accrued interest of USD $5,341 (See note 10.)

Note 4        Equipment
              ---------

                                                                        November 30,
                                          November 30, 2006                  2005
                                ------------------------------------------------
                                             Accumulated
                                   Cost     Amortization       Net              Net
                                   ----     ------------       ---             ----
             Computer equipment $ 1,813    $         944   $      869     $     1,242
                                =======    =============   ==========     ===========

Note 5        Mineral Properties
              ------------------

              a)  Brookmount Claims, Abitibi West County, Quebec, Canada
                  ------------------------------------------------------
                  During 2003 the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $47,779. At November 14, 2006 the mineral claims lapsed and the Company chose not to renew them as the claims did not appear to be promising.

              b)  Mercedes Property, Junin, Peru
                  ------------------------------
                  Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the "Vendor") for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 5        Mineral Properties - (cont'd)
              -----------------------------
                  Mercedes Property, Junin, Peru - (cont'd)
                  -----------------------------------------
                  valued at $0.40 per share (issued). The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company. At November 30, 2006, the title of this property has not been recorded in the name of the Company.

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

                  2. The Company must make cash payments totalling CAD$250,000 as follows:

                     - August 15, 2006       - $10,000 (not paid);
                     - September 15, 2006    - $12,500 (not paid);
                     - November 15, 2006     - $12,500 (not paid);
                     - $12,500 (not paid) on or before January 15, 2007, and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;

                      Although the Company has not made its cash payments in accordance with the Agreement, BC Ltd has agreed to uphold the Agreement until the Company raises the funds to make its cash payments.

                   3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007,2008 and 2009. During the year ended November 30, 2006, the Company issued 375,000 shares;

                   4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.

                  BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

                  Due to the preliminary stage of exploration  activities on the
                  Company's   properties,   to  date,   all   mineral   property
                  acquisition cost have been expensed.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 6        Capital Stock
              -------------

                  The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. At November 30, 2006 there were 25,998,502 shares issued and outstanding (2005 - 16,768,685).

                  During the year ended  November  30, 2005 the  Company  issued
                  983,837 common shares for cash proceeds of $383,926. During the year ended November 30, 2005, the Company issued 5,000,000 common shares valued at $0.40 per share pursuant to the Mercedes Property acquisition agreement and issued 500,000 common shares valued at $0.30 per share pursuant to the Jemma letter agreement (See note 3).

                  During the year ended November 30, 2006, the Company issued:

                  - 475,000 shares of common stock pursuant the proposed acquisition of a mineral property (See note 5c);
                  - 4,291,000 shares of common stock with a fair value of $1,390,284 to a director for business and consulting
                    (See note 3, 6 and 8). These shares were subsequently
                     cancelled during the year.
                  - 2,630,000 shares of common stock with a fair value of $462,879 to its directors for the services provided to date;
                  - 158,016 shares of common stock with a fair value of $23,702 pursuant to a debt settlement agreement;
                  - 3,463,825 shares of common stock with a fair value of $155,873 pursuant to a debt settlement agreement; and
                  - 2,502,976 shares of common stock pursuant a private placement for cash proceeds of $507,946.

               To November 30, 2006, the Company has not granted any stock options or warrants.

Note 7        Related Party Transactions
              --------------------------
              The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with directors or officers in common:



                                                  2006             2005
                                                  ----             ----
             General and administrative:
               Consulting fees               $   488,065    $         -
               Management fees                   270,000        173,500
                                             -----------    -----------

                                             $   758,065    $   140,500
                                             ===========    ===========

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 7        Related Party Transactions - (cont'd)
              -------------------------------------
              The consulting and management fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties at November 30, 2006 are due to directors of the Company in respect to unpaid management fees and cash advances amounted to $132,938 (November 30, 2005-$58,516). These amounts are unsecured. The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are due on December 31, 2006. The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

              During the year ended November 30, 2006, the Company issued 4,291,000 shares of its common stock with a fair value of $1,390,284 to a director for services to be rendered during the 2006 fiscal year. Initially this amount was deferred and expensed over the duration of the 2006 fiscal year. On April 26, 2006 the services of this director were terminated (See Notes 3, 6 and 8). During the period ended May 31, 2006 the Company expensed the deferred amount of $1,039,495 as no further services will be rendered by this director. The Company cancelled these shares in full during the year ended November 30, 2006.

              During the year ended November 30, 2006, the Company issued 3,630,000 shares of its common stock with a fair value of $638,880 to its directors and former director for the services provided, or to be provided. The Company cancelled 1,000,000 of these shares issued to a former director of the company during the year ended November 30, 2006.

              During the year ended November 30, 2006, the Company issued 3,463,825 shares of its common stock with a fair value of $155,874 to directors pursuant to debt settlement agreements.

Note 8        Non-cash Transactions
              ---------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

              During the year ended November 30, 2005 the Company issued 5,000,000 common shares valued at $0.40 per share pursuant to the Mercedes Property acquisition agreement and issued 500,000 common shares valued at $0.30 per share pursuant to the Jemma letter agreement (See note 3)

              During the year ended November 30, 2006 the Company issued:

              a) 100,000 common shares valued at $0.10 per share and 375,000 common shares valued at $0.15 per share pursuant to the option agreement with BC Ltd;

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 8        Non-cash Transactions - (cont'd)
              --------------------------------

              a) 4,291,000 shares of common stock with a fair value of $1,390,284 to a former director, who was terminated, for business and consulting services to be provided.

              b) 3,630,000 shares of common stock with a fair value of $638,880 to its directors for the services provided to date;

              c) 158,016 shares of common stock with a fair value of $23,703 pursuant to a debt settlement agreement; and

              d) 3,463,825 shares of common stock with a fair value of $155,873 pursuant to a debt settlement agreement.

              These transactions were excluded from the statement of cash flows for the year ended November 30, 2006, and for the period December 9, 1999 (date of inception) to November 30, 2006.

Note 9        Income taxes
              ------------

              The significant components of the Company's deferred tax assets are as follows:

                                                                        2006              2005
                                                                        ----              ----
             Deferred tax assets
               Non-capital loss carryforwards                     $    1,518,784   $    1,041,624
             Valuation allowance for deferred tax assets              (1,518,784)      (1,041,624)
                                                                   --------------   --------------

                                                                  $            -   $            -
                                                                  ==============   ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely than not to be realized from future operations. The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized. No provision for income taxes has been provided in these financial statements due to the net loss. At November 30, 2006, the Company has net operating loss carryforwards, which expire commencing in 2019 totalling approximately $4,467,000 (2005: $3,063,600).

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006

Note 10       Litigation
              ----------
              On June 29, 2006 a former director of the Company commenced legal action against the Company and its directors (See notes 3 and 6). The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. On February 12, 2007 the United States District Court issued a notice of dismissal. The legal action against the Company was dismissed in its entirety. (See notes 3 and 11).


Note 11      Subsequent events
             -----------------
              On December 11, 2006 the Supreme Court of British Columbia ordered former director to pay the Company a sum of USD $173,700 plus interest accrued USD $5,341, making together the sum of $179,041.

              On February 12, 2007 the United States District Court issued a notice of dismissal with respect to the legal action against the Company brought forward by a former director. The legal action against the Company was dismissed in its entirety (See note 10).

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

                                  PART III


ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


                                                           Served as a Director
  Name      Age    Position with Registrant                     or Officer since
--------------------------------------------------------------------------------
 Flueck      56   President, Director, Chairman of the Board     March 21, 2003

Zaf Sungur   54   Chief Operating Officer, Secretary,
                  CFO, Director                                  April 15, 2003
--------------------------------------------------------------------------------


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

Peter Flueck
------------

Mr. Flueck has serves as the President, Director and Chairman of the Board of the Company since its formation. He brings to the Company a wealth of experience, not only in the resource sector, but with extensive experience in Peru as well. He is presently the President and sole shareholder of Grand Combe Developments Ltd., a Canadian development company based in Edmonton, Alberta. He has recently been the President of several mining companies based in Peru, including Blower Investments A.V.V., Condor Resources A.V.V. Aruba, the Recursos Mineros El Dorado and the Minera El Serrano, Peru.

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

Zaf Sungur
----------

Mr. Sungur has served as the Company's Chief Operating Officer, Chief Financial Officer, Director and Secretary since the Company began its operations. He has over twenty years experience in real estate development, planning, project management and marketing. Prior to joining the Company, he has been working as a business consultant to clients, streamlining their businesses to achieve increased efficiencies. For a ten-year period prior to that, he was the President of Pan Pacific Investments, which specialized in all aspects of real estate development, project management and business consulting. Mr. Sungur was also President of Sunmark International marketing Mr. Sungur holds a Business Degree (Bachelor of Commerce), has extensive experience in North American, Asian and European business negotiations and is fluent in English and Turkish. He will be responsible for the operations of the Company as it proceeds with its mining projects in Peru and British Columbia.

         All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.



ITEM 10.  EXECUTIVE COMPENSATION



         The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2006.


      Name           Title      Year   Salary    Bonus  Other     Other     Stock     Restricted  LTIP     All Other
                                                        Annual     Annual   Awards     Options/             Compen-
                                                        Compens   Compens                SARs   Payouts      sation
                                                         ation     ation                  (#)       ($)
--------------------------------------------------------------------------------------------------------------------
                               2006    295,999      -        -         -         -         -         -        -
Peter Flueck    President      2005    $67,000      0        0         0         0         0         0        0
                               2004    $48,000      0        0         0         0         0         0        0
--------------------------------------------------------------------------------------------------------------------
                COO,           2006    406,879      -        -         -         -         -         -        -
Zaf Sungur      Secretary,     2005    $67,000      0        0         0         0         0         0        0
                Treasurer      2004    $48,000      0        0         0         0         0         0        0
--------------------------------------------------------------------------------------------------------------------
                               2006    55,186       -        -         -         -         -         -        -
David Dadon     Director       2005      -                   0         0         0         0         0        0
                               2004      -          0        0         0         0         0         0        0
--------------------------------------------------------------------------------------------------------------------
                               2006          -      -        -         -         -         -         -        -
Victor Stilwell Vice President 2005    $39,500               0         0         0         0         0        0
                               2004    $48,000      0        0         0         0         0         0        0
--------------------------------------------------------------------------------------------------------------------

Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10%

         shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and                        Number of Late Reports           Transactions            Known Failures to File
Principle Position                                            Not Timely Reported            a Required Form
--------------------------------------------------------------------------------------------------------------------
Peter Flueck                               0                           0                            0
Zaf Sungur                                 0                           0                            0
Victor Stilwell                            0                           0                            0
--------------------------------------------------------------------------------------------------------------------


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 30, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address

   Title of Class      Name of Beneficial Owner         Shares of Common Stock             Percent of Class
--------------------------------------------------------------------------------------------------------------------
Common              Peter Flueck                              7,201,277                         27.69%
                    18912 - 121 Ave. NW
                    Edmonton, Alberta T5V 1R3

Common              Zaf Sungur                                4,150,548                         15.96%
                    2005-327 W. Hastings
                    Vancouver, BC V6C 1B6

Total for All Directors and Officers as a Group              11,351,825                         43.65%
Consisting of Three People
--------------------------------------------------------------------------------------------------------------------

         The percent of class is based on 25,998,502 shares of common stock issued and outstanding as of February 21, 2007.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         During the fiscal year ended November 30, 2006, we paid or accrued management fees to each of the following individuals as follows:

o        Peter Flueck, our president                               $295,999;

o        Zaf Sungur, our COO, secretary and treasurer              $406879;

o        David Dadon, director                                     $55,186.

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

                                     PART IV

         Exhibits

3.1      Charter and By-Laws(1)

10.1     Mineral Property Purchase Agreement(2)

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-KSB dated December 27, 2000
(2) Previously filed as an exhibit to the Company's Registration Statement on Form 10-KSB, dated February 28, 2006).


         Reports on Form 8-K

         We did not file any reports on Form 8-K during the last quarter of 2006.



ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES



         Our current principal accountants, Dale Matheson Carr-Hilton Labonte, Chartered Accountants billed the following fees for the services indicated.

                           Fiscal year ended      Fiscal year ended
                           November 30, 2006      November 30, 2005
-----------------------------------------------------------------------
Audit fees                 $15,000                       $12,500
Audit-related fees         $15,000                        $2,500
Tax fees                      -                           -
All other fees                -                           -
-----------------------------------------------------------------------

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Brookmount Explorations Inc.


                                                     By: /s/Peter Flueck
                                                     --------------------------
                                                     Peter Flueck
                                                     President, CEO & Director
                                                     Date: February 28, 2007



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     By: /s/ Peter Flueck
                                                     ----------------------
                                                     Peter Flueck
                                                     President, CEO & Director
                                                     Date: February  28,  2007



                                                     By:/s/ Zaf Sungur
                                                     ------------------------
                                                     Zaf Sungur
                                                     COO, Secretary, Treasurer,
                                                     Principal Accounting
                                                     Officer and Director
                                                     Date: February 28, 2007