Form 10QSB
period 2007-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2007-04-16
CIK 1122993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          For the quarterly period ended February 28, 2007
                                                          -----------------


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          For the transition period           to
                                                   -----------  -----------
                          Commission File Number     000-32181
                                                    ----------


                          BROOKMOUNT EXPLORATIONS INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


--------------------------------------------------------------------------------
                   Nevada                                 98-0201259
                   ------                                 ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)
--------------------------------------------------------------------------------


                          999 Canada Place - Suite 404
                       Vancouver, British Columbia V6C 3EZ
                    ----------------------------------------
                    (Address of principal executive offices)

                                  604-676-5244
                           ---------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,123,502 shares of $0.001 par value common stock outstanding as of February 28, 2007.

                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2007
                                   (Unaudited)











BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                                 February 28,        November 30,
                                                                                     2007                2006
                                                                                     ----                ----
                                                   ASSETS                        (Unaudited)          (Audited)
                                                   ------
Current assets
    Cash                                                                     $          21,657   $          18,091
    Prepaid expenses                                                                     5,878               5,878
                                                                             -----------------   -----------------

                                                                                        27,535              23,969

Equipment, net of $1,009 (November 30, 2006 - $944)                                        804                 869
                                                                             -----------------   -----------------

                                                                             $          28,339   $          24,838
                                                                             =================   =================

                                                 LIABILITIES
                                                 -----------
Current liabilities
    Accounts payable and accrued liabilities                                 $         114,394   $         100,096
    Due to related parties - Note 4                                                    192,165             132,938
                                                                             -----------------   -----------------

                                                                                       306,559             233,034
                                                                             -----------------   -----------------

Commitments and contingencies - Notes 1 and 2

                                            STOCKHOLDERS' DEFICIT
                                            ---------------------
Common stock, $0.001 par value - Note 3
       200,000,000  shares authorized
       26,123,502     shares issued (November 30, 2006 - 25,998,502)                    26,123              25,998
Additional paid-in capital                                                           4,254,294           4,239,419
Stock subscriptions receivable                                                          (6,600)             (6,600)
Deficit accumulated during the exploration stage                                    (4,552,037)         (4,467,013)
                                                                             -----------------   -----------------

                                                                                      (278,220)           (208,196)
                                                                             ------------------  ------------------

                                                                             $          28,339   $          24,838
                                                                             =================   =================











                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           December 9, 1999
                                                     Three months       Three months           (date of
                                                        ended              ended            inception) to
                                                     February 28,       February 28,         February 28,
                                                         2007               2006                 2007
                                                         ----               ----                 ----
Expenses
   General and administrative   - Note 4          $          82,048  $         732,671  $          2,200,983
   Mineral property costs       - Note 2                      2,976             12,650             2,351,054
                                                  ----------------------------------------------------------

Net loss                                          $         (85,024) $        (745,321) $         (4,552,037)
                                                  =================  =================  ====================

Basic and diluted net loss per share              $          (0.00)  $          (0.03)
                                                  =================   ================

Weighted average number of shares outstanding           26,038,780         21,040,432
                                                  =================   ================














                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   December 9, 1999
                                                            Three months        Three months           (date of
                                                                ended              ended            inception) to
                                                            February 28,        February 28,         February 28,
                                                                2007                2006                 2007
                                                                ----                ----                 ----
Cash Flows From Operating Activities
   Net loss                                              $         (85,024)  $        (745,321) $      (4,552,037)
   Add items not affecting cash:
     Amortization                                                       65                  93              1,009
     Capital contributions                                               -                   -             29,250
     Common shares issued for services                                   -             350,789            462,880
     Common shares issued for mineral property                           -               7,500          2,216,250
      Provision for unrecoverable advances                               -             150,000            193,617

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                    -                 648             (5,878)
     Accounts payable and accrued liabilities                       14,298               2,028            138,098
                                                         -----------------   -----------------  -----------------

Cash Flows Used In Operations                                      (70,661)           (234,263)        (1,516,811)
                                                         ------------------  -----------------  ------------------

Cash Flows From Investing Activities
   Advances                                                              -            (150,000)          (193,617)
   Acquisition of equipment                                              -                   -           (  1,813)
                                                         -----------------   -----------------  -----------------

Cash Flows Used In Investing Activities                                  -            (150,000)          (195,430)
                                                         -----------------   ------------------ ------------------

Cash Flows From Financing Activities
   Due to related parties                                           59,227               1,040            348,036
   Common stock issued, net                                         15,000             375,000          1,385,862
                                                         -----------------   -----------------  -----------------

Cash Flows Provided By Financing Activities                         74,227             376,040          1,733,898
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash                                          3,566              (8,223)            21,657

Cash, beginning                                                     18,091              20,447                  -
                                                         -----------------   -----------------  -----------------

Cash, ending                                             $          21,657   $          12,224  $          21,657
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
                                                         =================   =================  =================



                              SEE ACCOMPANYING NOTE

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)


Note 1        Nature of Continued Operations and Basis of Presentation
              --------------------------------------------------------
              Brookmount Explorations Inc. ("the Company") is an exploration stage company. The Company was organized for the purpose of acquiring, exploring and developing mineral properties. The recoverability of amounts from properties acquired will be dependant upon discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production.

              Going Concern
              -------------
              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $279,024 at February 28, 2007 and has incurred losses since inception of $4,552,037 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)

Note 2        Mineral Properties
              ------------------

              a)  Mercedes Property, Junin, Peru
                  ------------------------------
                   Pursuant to a property  acquisition  agreement  dated July 3,
                  2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company ("the Vendor") for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company. At February 28, 2007, the title of this property has not been recorded in the name of the Company.


              b)  Rock Creek Claims, British Columbia, Canada
                  -------------------------------------------
                  On May 25, 2006 the Company entered into an option agreement ("the Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

                    1. The  Company   must  issue  100,000  common  shares  upon
                       execution of the Agreement (issued);

                    2. The Company must make cash payments totalling CAD$250,000 as follows:

                              - August 15, 2006     - $10,000 (paid $2,976);
                              - September 15, 2006  - $12,500 (paid);
                              - November 15, 2006   - $12,500 (paid);
                              - $12,500 (not paid)on or before January 15, 2007,
                                and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July, October and January of each year until the total of $250,000 has been paid or satisfied;

                      Although the Company made only $2,976 in cash payments to February 28, 2007, in accordance with the Agreement, BC Ltd has agreed to uphold the Agreement until the Company raises the funds to make its cash payments as agreed;

                   3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009. During the year ended November 30, 2006, the Company issued 375,000 shares; and

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)

Note 2        Mineral Properties - (cont'd)
              -----------------------------

              c)  Rock Creek Claims, British Columbia, Canada - (cont'd)
                  -------------------------------------------

                   4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement. At February 28, 2007, the Company has not incurred any exploration expenses in terms of the Agreement.

                   BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

                   Due to the preliminary stage of exploration activities on the
                   Company's   properties,   to  date,   all  mineral   property
                   acquisition cost have been expensed.

Note 3        Capital Stock
              -------------
              During the three months ended February 28, 2007, the Company issued 125,000 common shares pursuant to a private placement for cash proceeds of $15,000.

              To February 28, 2007, the Company has not granted any stock options or warrants.

Note 4        Related Party Transactions
              --------------------------
              The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with directors or officers in common:

                                                     Three months ended
                                                        February 28,
                                                     2007             2006
                                                     ----             ----
             General and administrative:
              Consulting fees                  $           -    $     355,973
              Management fees                         60,000           90,000
                                               -------------    -------------
                                               $      60,000    $     445,973
                                               =============    =============

              The consulting and management fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

              Amounts due to related parties at February 28, 2007 are due to directors of the Company in respect to unpaid management fees and cash advances amounted to $192,165 (November 30, 2006-$132,938). These amounts are unsecured. The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances were due on December 31, 2006. The amounts due for unpaid management fees are not interest bearing while the amounts due for cash advances bear interest at a rate of 10%.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)

Note 5        Litigation
              ----------
              On December 11, 2006 the Supreme Court of British Columbia ordered a former director to pay the Company a sum of $173,700 plus interest accrued $5,341, making together the sum of $179,041.

              On February 12, 2007, the United States District Court issued a notice of dismissal with respect to the legal action against the Company brought forward by a former director. The legal action against the Company was dismissed in its entirety.

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

On May 25, 2006, the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

   1. The Company must issue 100,000 common shares upon execution of the Agreement (issued);
   2.    The Company must make cash payments totaling CAD$250,000 as follows:
         (a)      August 15, 2006            $10,000 (paid);
         (b)      September 15, 2006         $12,500 (paid);
         (c)      November 15, 2006          $12,500; (paid)
         (d) $12,500 on or before January 15,2007, and installment payments of $12,500 quarterly thereafter on or before the 15th day of April, July, October and January of each year until the total of $250,000 has been paid or satisfied;
   3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th day of October in each of 2006,2007, 2008 and 2009;
   4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.

BC 722161 Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

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

Results of Operations for Three Month Period Ended February 28, 2007

We incurred operating expenses in the amount of $85,024 for the three month period ended February 28, 2007, as compared to $745,321 for the comparative period in 2006.

Under instruction from the property vendor, 5,000,000 shares were issued to our directors and officers in the following amounts during the first quarter of 2005:

        Peter Flueck (property vendor)      2,900,000
        Zaf Sungur                          1,050,000
        Victor Stillwell                    1,050,000


At quarter end on February 28, 2007, we had cash on hand of $21,657 and total assets of $28,339. Our liabilities at the same date totaled $306,559 and consisted of accounts payable and accrued liabilities of $114,394 and $192165 due to related parties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended August 31, 2006, the Company issued the following shares of common stock:

        o 100,000 shares valued at $0.10 per share pursuant to the Agreement with B.C.Ltd;
        o   4,291,000 shares at $0.32 per share to a then-director;
        o 3,630,000 shares at $0.18 per share to its directors for services provided to date;
        o 158,016 shares at $0.15 per share pursuant to a debt settlement agreement; and
        o   3,463,825 shares at $0.45 per share to its directors.
        o 1,692,976 shares pursuant to a private placement for cash proceeds of $440,753.

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

                                              Brookmount Explorations Inc.

                                              /s/ Peter Flueck
                                              ---------------------------
                                              Peter Flueck
                                              President, Chief Executive
                                              Officer and Director
                                              (Principal Executive Officer)
Date: April 12, 2007


                                              /s/ Zaf Sungur
                                              ---------------------------
                                              Zaf Sungur
                                              COO, Secretary, Treasurer,
                                              Director
                                              (Principal Accounting Officer)
Dated: April 12, 2007