Form 10QSB
period 2007-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2007-07-23
CIK 1122993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the quarterly period ended May 31, 2007
                                                  ------------


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period ____________ to ____________

                        Commission File Number 000-32181
                                               ---------


                          BROOKMOUNT EXPLORATIONS INC.
        (Exact name of small business issuer as specified in its charter)


------------------------------------------------ -------------------------------
                        Nevada                                98-0201259
(State or other jurisdiction of incorporation or   (IRS Employer Identification
                    organization)                             No.)
------------------------------------------------ -------------------------------


                          999 Canada Place - Suite 404
                       Vancouver, British Columbia V6C 3EZ
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,177,916 shares of $0.001 par value common stock outstanding as of May 31, 2007.

                          BROOKMOUNT EXPLORATIONS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2007
                                   (Unaudited)











BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                   May 31,           November 30,
                                                                                     2007                2006
                                                                                     ----                ----
                                                   ASSETS                        (Unaudited)          (Audited)
                                                   ------
Current assets
    Cash                                                                     $          12,292   $          18,091
    Prepaid expenses                                                                         -               5,878
                                                                             -----------------   -----------------

                                                                                        12,292              23,969

Equipment, net                                                                             739                 869
                                                                             -----------------   -----------------

                                                                             $          13,031   $          24,838
                                                                             =================   =================

                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                                        -------------------------------------
Current liabilities
    Accounts payable and accrued liabilities                                 $         154,964   $         100,096
    Due to related parties - Note 4                                                    300,303             132,938
                                                                             -----------------   -----------------

                                                                                       455,267             233,034
                                                                             -----------------   -----------------

Commitments and contingencies - Notes 1 and 2

                                                STOCKHOLDERS' DEFICIT
                                                ---------------------
Common stock, $0.001 par value - Note 3
         200,000,000  shares authorized
       26,123,502     shares issued (November 30, 2006 - 25,998,502)                    26,123              25,998
Additional paid-in capital                                                           4,254,294           4,239,419
Stock subscriptions receivable                                                          (6,600)             (6,600)
Obligation to issue shares                                                               5,000                   -
Deficit accumulated during the exploration stage                                    (4,721,053)         (4,467,013)
                                                                             -----------------   -----------------

                                                                                      (442,236)           (208,196)
                                                                             ------------------  ------------------

                                                                             $          13,031   $          24,838
                                                                             =================   =================



                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                         December 9, 1999
                                                                                                             (Date of
                                                Three months ended        Six months ended                 Inception) to
                                                      May 31                    May 31,                        May 31,
                                              2007        2006           2007                2006                2007
                                              ----        ----           ----                ----                ----
Expenses
   General and administrative          $    101,295  $    1,836,873  $     183,343   $       2,569,544  $         2,302, 278
       - Notes 4
   Mineral property costs
       - Note 2                              67,721           2,660         70,697              15,310             2,418,775
                                       ------------  --------------  -------------   -----------------  --------------------

Net loss                               $   (169,016) $   (1,839,533) $    (254,040)  $      (2,584,854) $         (4,721,053)
                                       ============  ==============  =============   =================  ====================

Basic and diluted net loss per share   $     (0.01)  $       (0.07)  $       (0.01)   $          (0.11)
                                       ============   =============  =============    ================

Weighted average number of shares
outstanding                              26,123,502      23,363,466     26,025,059          22,893,156
                                       ============  ==============  =============   =================




                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   December 9, 1999
                                                             Six months          Six months            (date of
                                                                ended              ended            inception) to
                                                               May 31,            May 31,              May 31,
                                                                2007                2006                 2007
                                                                ----                ----                 ----
Cash Flows From Operating Activities
   Net loss                                              $        (254,040)  $      (2,584,854) $      (4,721,053)
   Add items not affecting cash:
     Amortization                                                      130                 186              1,074
       Interest on loans from related parties                        4,030                   -              6,133
     Capital contributions                                               -                   -             29,250
     Common shares issued for services                                   -           2,052,867            462,880
     Common shares issued for mineral property                           -              10,000          2,216,250
      Provision for unrecoverable advances                               -             193,617            193,617

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                5,878               5,000                  -
     Accounts payable and accrued liabilities                       54,868               6,746            178,668
                                                         -----------------   -----------------  -----------------

Cash Flows Used In Operations                                     (189,134)           (316,440)        (1,633,181)
                                                         ------------------  -----------------  ------------------

Cash Flows From Investing Activities
   Advances                                                              -            (165,000)          (193,617)
   Acquisition of equipment                                              -                   -           (  1,813)
                                                         -----------------   -----------------  -----------------

Cash Flows Used In Investing Activities                                  -            (165,000)          (195,430)
                                                         -----------------   ------------------ ------------------

Cash Flows From Financing Activities
   Due to related parties                                          163,335              97,356            450,041
   Stock subscription received                                       5,000                   -              5,000

   Common stock issued, net                                         15,000             375,000          1,385,862
                                                         -----------------   -----------------  -----------------

Cash Flows Provided By Financing Activities                        183,335             472,356          1,840,903
                                                         -----------------   -----------------  -----------------

Increase (decrease) in cash                                         (5,799)             (9,084)            12,292

Cash, beginning                                                     18,091              20,447                  -
                                                         -----------------   -----------------  -----------------

Cash, ending                                             $          12,292   $          11,363  $          12,292
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
                                                         =================   =================  =================


                             SEE ACCOMPANYING NOTES

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2007
                                   (Unaudited)


Note 1        Nature of Continued Operations and Basis of Presentation
              --------------------------------------------------------

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

              Going Concern
              -------------
              The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $442,975 at May 31, 2007 and has incurred losses since inception of $4,721,053 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2007
                                   (Unaudited)

Note 2        Mineral Properties
              -------------------

              a)  Mercedes Property, Junin, Peru
                  ------------------------------
                  Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company ("the Vendor") for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued). The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company. At May 31, 2007, the title of this property has not been recorded in the name of the Company.


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


                  2. The Company must make cash payments  totalling  CAD$250,000 as follows:

                     -        August 15, 2006         - $10,000 (paid);
                     -        September 15, 2006      - $12,500 (paid);
                     -        November 15, 2006       - $12,500 (paid);
                     - $12,500 (not paid) on or before January 15, 2007, and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July, October and January of each year until the total of $250,000 has been paid or satisfied (not paid);

                      Although the Company made only $7,674 in cash payments to May 31, 2007, in accordance with the Agreement, BC Ltd has not served the Company notice of default of the term of the agreement;

                   3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009. During the year ended November 30, 2006, the Company issued 375,000 shares; and

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2007
                                   (Unaudited)

Note 2            Mineral Properties - (cont'd)
                  -----------------------------


                  c)  Rock Creek Claims, British Columbia, Canada - (cont'd)
                      -------------------------------------------

                   4. The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement. At May 31, 2007, the Company has not incurred any exploration expenses in terms of the Agreement.

                  BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

                  Although the Company made only $7,674 in cash payments by May 31, 2007, BC Ltd has not served the Company notice of default of the terms of the Agreement

Note 3            Capital Stock
                  -------------

                  During the six months ended May 31, 2007, the Company issued 125,000 common shares pursuant to a private placement for cash proceeds of $15,000.

                  During the six months ended May 31, 2007, the Company received $5,000 for the purchase of 45,454 of its common shares. At May 31, 2007 these shares had not been issued.

                  To May 31, 2007, the Company has not granted any stock options or warrants.

Note 4            Related Party Transactions
                  --------------------------

                  The  Company  paid  or  incurred   the  following  amounts  to
                  directors of the Company, a former director and/or companies with directors or officers in common:

                                                       Six months ended
                                                              May 31,
                                                      2007             2006
                                                      ----             ----
                  General and administrative:
                  Consulting fees              $             -  $   2,054,349
                  Management fees                      120,000        150,000
                                                ---------------  -------------

                                               $       120,000  $   2,204,349
                                                ===============  =============

                  The  consulting   and  management  fees  were  measured at the
                  exchange amount which is the amount agreed upon by the transacting parties.

                  Amounts due to related parties at May 31, 2007 are due to directors of the Company in respect to unpaid management fees and cash advances amounted to $300,303 (November 30, 2006 - $132,938).These amounts are unsecured and are repayable on demand. The amounts due for unpaid management fees are not interest bearing while the amounts due for cash advances bear interest at a rate of 10%.

                          BROOKMOUNT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2007
                                   (Unaudited)

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

Plan of Operations

Our plan of operations for the twelve months following the date of this quarterly report is to complete initial exploration programs on the Brookmount and Mercedes properties. We anticipate that the programs on the Rock Creek and Mercedes properties will cost $250,000 and $480,000 respectively.

In addition, we anticipate spending $25,000 on professional fees, $120,000 on salaries and wages, $30,000 on travel costs, $50,000 on promotional expenses and $40,000 on other administrative expenses in the next 12 months.

Total expenditures over the next 12 months are therefore expected to be $995,000. We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

On May 25, 2006, the Company entered into an Option Agreement (the "Agreement") to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd ("BC Ltd") on the following terms:

1. The Company must issue 100,000 common shares upon execution of the Agreement (issued);

2.       The Company must make cash payments totaling CAD$250,000 as follows:
         (a)      August 15, 2006            $10,000 (paid);
         (b)      September 15, 2006         $12,500 (paid);
         (c)      November 15, 2006          $12,500; (paid)
         (d) $12,500 (not paid) on or before January 15, 2007, and installment payments of $12,500 quarterly thereafter on or before the 15th day of April, July, October and January of each year until the total of $250,000 has been paid or satisfied;

         Although the Company made only $7,674 in cash payments to May 31, 2007, in accordance with the Agreement, BC Ltd has not served the Company notice of default of the term of the agreement;

3. The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th day of October in each of 2006 (issued), 2007, 2008 and 2009;

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

Results of Operations for Three Month Period Ended February 28, 2007

We incurred operating expenses in the amount of $169,016 for the three month period ended May 31, 2007, as compared to $1,839,533 for the comparative period in 2006.

Under instruction from the property vendor, 5,000,000 shares were issued to our directors and officers in the following amounts during the first quarter of 2005:

        Peter Flueck (property vendor)               2,900,000
        Zaf Sungur                                   1,050,000
        Victor Stillwell                             1,050,000


As of May 31, 2007, we had cash on hand of $12,292 and total assets of $13,031. Our liabilities at the same date totaled $455,267 and consisted of accounts payable and accrued liabilities of $154,964 and $300,303 due to related parties.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 29, 2006, a former director of the Company commenced legal action against the Company and its directors. The former director is claiming damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress. On February 12, 2007, the United States District Court issued a notice of dismissal with respect to this legal action in its entirety.

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

                                Brookmount Explorations Inc.

                                /s/ Peter Flueck
                                ---------------------------
                                  Peter Flueck
                                  President, Chief Executive
                                  Officer and Director
                                  (Principal Executive Officer)
Date: July 23, 2007


                                 /s/ Zaf Sungur
                                 ---------------------------
                                   Zaf Sungur
                                   COO, Secretary, Treasurer,
                                   Director
                                   (Principal Accounting Officer)
Dated: July 23, 2007