Form 10-Q
period 2007-10-15
BROOKMOUNT EXPLORATIONS INC
filed 2007-10-15
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period ____________ to ____________

Commission File Number     000-32181

BROOKMOUNT EXPLORATIONS INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0201259 (IRS Employer Identification No.)

3888 Sound Way
P.O. Box 9754
Bellingham, Washington 98227-9754
USA

(Address of principal executive offices)

206-497-2138

(Issuer’s telephone number)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,177,916 shares of $0.001 par value common stock outstanding as of August 31, 2007.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

BALANCE SHEETS

		August 31,	November 30,
		2007	2006
ASSETS		(Unaudited)	(Audited)

Current assets
Cash		$ 421	$ 18,091
Prepaid expenses		-	5,878

		421	23,969
Equipment, net		674	869

		$ 1,095	$ 24,838

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities		$ 170,992	$ 100,096
Due to related parties – Note 4		383,911	132,938

		554,903	233,034

Commitments and contingencies – Notes 1 and 2

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value – Note 3
200,000,000	shares authorized
26,177,956	shares issued (November 30, 2006 – 25,998,502)	26,177	25,998
Additional paid-in capital		4,259,136	4,239,419
Stock subscriptions receivable		(6,600)	(6,600)
Deficit accumulated during the exploration stage		(4,832,521)	(4,467,013)

		(553,808)	(208,196)

		$ 1,095	$ 24,838

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					December 9, 1999
					(Date of
	Three months ended		Nine months ended		Inception) to
	August 31		August 31,		August 31,
	2007	2006	2007	2006	2007

Expenses
General and administrative – Note 4	$ 108,777	$ 156,987	$ 292,006	$ 2,726,531	$ 2,410,941
Mineral property costs – Note 2	2,806	30,000	73,502	45,310	2,421,580

Net loss	$ (111,583)	$ (186,987)	$ (365,508)	$ (2,771,841)	$ (4,832,521)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.11)

Weighted average number of shares outstanding	26,139,312	28,478,664	26,088,912	24,768,582

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			December 9, 1999
	Nine months	Nine months	(date of
	Ended	Ended	inception) to
	August 31,	August 31,	August 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$ (365,508)	$ (2,771,841)	$ (4,832,521)
Add items not affecting cash:
Amortization	195	279	1,139
Capital contributions	-	-	29,250
Common shares issued for services	-	2,052,866	462,880
Common shares issued for mineral property	-	10,000	2,216,250
Provision for unrecoverable advances	-	193,617	193,617

Changes in non-cash working capital balances related to operations
Prepaid expenses	5,878	5,000	-
Accounts payable and accrued liabilities	70,896	54,091	194,695

Cash Flows Used In Operations	(288,539)	(455,988)	(1,734,690)

Cash Flows From Investing Activities
Advances	-	(150,000)	(193,617)
Acquisition of equipment	-	-	(1,813)

Cash Flows Used In Investing Activities	-	(150,000)	(195,430)

Cash Flows From Financing Activities
Due to related parties	250,973	179,420	539,783
Common stock issued, net	19,896	440,753	1,390,758

Cash Flows Provided By Financing Activities	270,869	620,173	1,930,541

Increase (decrease) in cash	(17,670)	14,185	421

Cash, beginning	18,091	20,447	-

Cash, ending	$ 421	$ 34,632	$ 421

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTE

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Note 1

Nature of Continued Operations and Basis of Presentation

Brookmount Explorations Inc. (“the Company”) is an exploration stage company. The Company was organized for the purpose of acquiring, exploring and developing mineral properties. The recoverability of amounts from properties acquired will be dependant upon discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $554,482 at August 31, 2007 and has incurred losses since inception of $4,832,521 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  The Company will continue to fund operations with advances, other debt sources and further equity placements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Note 2

Mineral Properties

a)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003 and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (“the Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares   valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At August 31, 2007, the title of this property has not been recorded in the name of the Company.

b)   Rock Creek Claims, British Columbia, Canada

On May 25, 2006 the Company entered into an option agreement (“the Agreement”) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (“BC Ltd”) on the following terms:

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

Although the Company made only $2,976 in cash payments to August 31, 2007, and is in arrears of its obligations under its Agreement, BC Ltd has not served the Company with notice of default. As of August 31, 2007 the Company is assessing its options with regard to Rock Creek property.

3.   The Company must issue 500,000 common shares in four equal tranches of       125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009. During the year ended November 30, 2006, the Company issued 375,000 shares; and

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Note 2

Mineral Properties – (cont’d)

c)

Rock Creek Claims, British Columbia, Canada – (cont’d)

4.   The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.  At August 31, 2007, the Company has not incurred any exploration expenses in terms of the Agreement.

BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

Note 3

Capital Stock

During the nine months ended August 31, 2007, the Company issued 170,454 common shares pursuant to a private placement for cash proceeds of $19,897.

To August 31, 2007, the Company has not granted any stock options or warrants.

Note 4

Related Party Transactions

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with directors or officers in common:

	Nine months ended
	August 31,
	2007	2006
General and administrative:
Consulting fees	$ -	$ 2,054,349
Management fees	180,000	210,000

	$ 180,000	$ 2,264,349

The consulting and management fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

Amounts due to related parties at August 31, 2007 are due to directors of the Company and a company controlled by a director of the Company in respect to unpaid management fees and cash advances amounted to $383,911 (November 30, 2006-$132,938).  These amounts are unsecured. The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are due on demand. The amounts due for unpaid management fees are not interest bearing while the amounts due for cash advances bear interest at a rate of 10%.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Note 5         Litigation

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section of our annual report on Form 10KSB and 10KSB/A and elsewhere in this quarterly report.

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

On May 25, 2006, the Company entered into an Option Agreement (the “Agreement”) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (“BC Ltd”) on the following terms:

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

Although the Company made only $2,976 in cash payments to Aug 31, 2007, in accordance with the Agreement, BC Ltd has not served the Company notice of default of the term of the agreement;

3.

The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th day of October in each of 2006(issued), 2007, 2008 and 2009;

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

Under instruction from the property vendor, 5,000,000 shares were issued to our directors and officers in the following amounts during the first quarter of 2005:

        Peter Flueck (property vendor)

2,900,000

        Zaf Sungur

1,050,000

        Victor Stillwell

1,050,000

As of August 31, 2007, we had cash on hand of $421.00 and total assets of $1,095.00.  Our liabilities at the same date totaled $554,903.00 and consisted of accounts payable and accrued liabilities of $170,992.00 and $383,911.00 due to related parties.

Effective April 26, 2006, David Jacob Dadon was removed as a director and as Chairman of the Board of the Company for cause.  Mr. Dadon withdrew $150,000 from the Company’s bank account.  Mr. Dadon was not an authorized signatory on the Company’s bank account and had not been granted any such authority to withdraw the funds by the Company’s Board of Directors.  Upon completion of an investigation, the Company determined that Mr. Dadon had not used the funds for corporate purposes.  The Company had worked for several weeks to have Mr. Dadon return the money to the Company on a voluntary basis.  To date, the money has not been returned.   The Company has reported the incident to the proper authorities in Canada and the United States.

Effective May 5, 2006, Mr. Dadon responded to his removal as a director for cause, which response was filed with a Form 8-K, dated May 11, 2006.  We replied to Mr. Dadon’s letter in that same filing by noting that “[t]the Company has endeavored to work with Mr. Dadon for several months to determine why the money was removed from its account and to see that the money is replaced.  The assertions and accusations contained in Mr. Dadon’s letter are outrageous and as such are impossible to respond to.  The Company steadfastly stands by its assertions and the actions that it has taken.”

On December 19, 2005, we filed an 8-K announcing that, among other things, Jay Jeffery Shapiro, represented by Mr. Dadon to us as a close colleague and friend, had been appointed to serve as our Chief Financial Officer.  Mr. Dadon had arranged for a conference call prior to Mr. Shapiro’s appointment to introduce someone whose resume we were provided with, and whom we were led to believe was Mr. Shapiro, ostensibly in order to provide us with an opportunity to interview him prior to his appointment.  On May 9, 2006, we learned that the person represented to us to be Jay Jeffery Shapiro was not, in fact, Mr. Shapiro.  On May 9, 2006, the individual we now know to be the true Mr. Shapiro contacted us to inform us that he had no knowledge of Brookmount, had not been asked to serve as our Chief Financial Officer by Mr. Dadon, had not been the person interviewed by our Chief Operating Officer, and had in fact previously informed Mr. Dadon in writing that he no longer wished to be associated with Mr. Dadon in any venture and that Mr. Dadon was no longer to use his resume in connection with any of his activities.  As a result, on May 11, 2006 we filed a current report on Form 8-K to, among other reasons, assure that all Brookmount shareholders are made aware that individual we now know to be Jay Jeffery Shapiro and whose biography was contained in our annual report on Form 10-KSB and Form 10-KSB/A, never played any role in our company or in any of our disclosures.

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

Item 3. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended August 31, 2007, the Company issued the following shares of common stock:

•

During the nine months ended August 31, 2007, the Company issued 170,454 common shares pursuant to a private placement for cash proceeds of $19,897.

All of the shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 19, 2007 Zaf Sungur our COO resigned form his position as the COO of the Company and he has also resigned from his position as the Director of the Company to pursue another opportunity in New York.

As of July 15, 2007 the Company moved its offices from 404 – 999 Canada Place, Vancouver, Canada to 3888 Sound Way, P.O. Box 9754, Bellingham, Washington, USA 98227-9754.

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

Date: October 12, 2007