Form 10KSB
BROOKMOUNT EXPLORATIONS INC
filed 2008-03-14
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended November 30, 2007

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

incorporation or organization)

3888 Sound Way

Bellingham, Washington 98227

(Address of principal executive offices)

Issuer's telephone number, including area code:  (206) 497-2138

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

Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s   knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         Indicate by check mark whether the registrant is a shell company (as

Defined in Rule 12b-2 of the Exchange Act).  Yes [X] No []

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

                      [$4,840,000.00] as at February 26, 2007

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         [37,588,267] shares of common stock as at February 26, 2007

TABLE OF CONTENTS

PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

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

         Subsequent to November 30, 2005, the Company's shares were listed on the Berlin  Stock  Exchange and the Frankfurt Stock Exchange  under the symbol  "B6P".

         The Company's executive offices are located at 3888 Sound Way, Bellingham, Washington 98227 , Telephone: (206)497-2138.

         The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.  As at February 27, 2008, there were 37,588,267 shares outstanding.

         The Company commenced operations as an exploration stage company during the fiscal year ended November 30, 2005.

         Subsequent to November 30, 2005, Brookmount signed a Letter of Intent to acquire 56% interest in the Rock Creek Property by acquiring 722161 BC Ltd., a private corporation which is the owner of the interest in the Rock Creek Property. The property is located approximately 10 kilometers southeast of Rock Creek, B.C. in the Greenwood Mining Division.

Brookmount Claims

-----------------

         Mercedes 100 Property

---------------------

         The Mercedes 100 property consists of six mineral claims. We are the beneficial owner of a 100% interest in the claims. There are no other underlying agreements or interests in the property.

         Specifics of the six mineral claims are as follows:

Claim Area

Claim Name

Claim Number

(Hectares)

Mercedes 100

C-08020145X011

450.00

Celeste

C-010151600

298.84

Celeste No. 2                 C-010151500

218.58

Celeste No. 3

Celeste No. 4                 C-010151700

200.00

Nuevo Herraje Cuatro    C-010154100

996.96

Nueva Charo                  C-010051101

446.93

         Subsequent to November 30, 2005, Brookmount filed an application to acquire 1 additional 500 hectares of land at the Mercedes 100 property. These claims were acquired.

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

A 33 kilovolt power line follows the main gravel road past the Mercedes 100 property.  Pomamanta,  the  nearest  village  to the  property,  about five kilometers  to the east,  is  electrified  on a limited  basis.  The line is 4.5 kilometers from the property site.  Water for mining and drilling is available from streams and seeps in the hills above the property.

Nearby towns such as Conception and Huancayo are modern and offer most necessities.

There is a narrow guage railroad from Lima to Huancayo.  This connects the mining and smelting center of La Oroya, 130 kilometers to the west.

         On the property site, there is a large brick building that could be refurnished to serve as a camp for 20 to 30 people.

Mineralization and Exploration History

--------------------------------------

         In the 1990's, Leader Mining Inc. entered into an option agreement with Mr. Peter Flueck for a 50% working interest in the property and in 1996, commissioned MPH Geological Consulting to assess the property’s potential. Although the report contained a range of values of zinc, lead, gold and silver mineralization found on the property,  as well as calculations of proven,  potential,  probable and  possible  reserves,  we do not have  sufficient  information  that would be necessary  to  determine if these  figures are  accurate or were  calculated  in accordance with acceptable mining standards.

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

         In his report, Mr.  Salazar recommends further exploration of the Mercedes 100 property that would include the following:

         1.       Survey of the property’s several known showings, adits and trenches.  It is  recommended  that this be  done by  confirming  that  the  property boundaries  are  properly  located,  that the  portals,  adits and  trenches are re-located  with respect to the property  boundaries  and to other  cultural and topographic features such as access roads, camps, mine dumps and main rivers.

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

         4.       The geological interpretation of the claims needs to be confirmed. This requires the following:

▪

a  satellite  image  interprétation  map. The  primary  objective of this would be to define the trace continuity of the faults and veins recognized on the property

▪

a structural  air photo  and  geological  map. The air photos used for this  map  could  also  be  used to  produce  a  ground   controlled topographic  map without the errors in the government data packages.

The required detail of this recommendation depends on the results

▪

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

Drill core testing (300 samples at $20 each):

$6,000

Gridding work:

$75,000

Report writing:

$15,000

Office and administration:

$7,500

Miscellaneous:

$40,000

---------

Total:

$449,100

 ========

In January 2008 The Company commissioned Geologist Jeff Reeder to produce a new 43-101 report as well as an exploration program. On February 5, 2008 The Company received a budget to accomplish these objectives.

The budget has three phases and the work will be performed by Luc Pigeon (P.Geo.)

1) Mapping, sampling and surveying
2) Geophysics
3) 43-101 report writing.

Proposed Exploration Plan Mercedes 100 Project Central Peru

The exploration program will consist of basic mapping and sampling followed up by a geophysical survey. The program will be supervised by a Professional Geologist and will prepare an independent 43-101 report. The amounts are in US dollars.

Initial Phase – Geological Mapping and Sampling

1 – Project Supervision – P.Geo – Canadian = 15 days X $500 = $7500

1 - Project Geologist Peruvian  – Geological Mapping X 30 days X $300 = $9000

10 – laborers = 300 Man days X $10 = $3000

1 – Junior Geologist Sampling control 30 days X $60 = $1800

2 - Field Assistants – Samplers – 60 Man days X $20 = $2400

Surveyor

- Topographic Control - $35,000 - Geosurvey

- Underground Survey - $15,000 – Geosurvey

 Camp Setup - $12,000

 Supplies / Food $10,000

 Samples – 600 X $50 = $3000

Truck Rental = 30 days X 150 = $4500 (includes Fuel)

Second Phase - Geophysics – Induced Polarization and Magnetics

Project Supervision – P.Geo = 5 days X $500 = $2500

1 Project Geologist – 15 days X $300 = $4500

25 line kilometers = $2000 per kilometer = $50,000

15 laborers – 450 Man days = $4500

Camp Supplies and Food = $15,000

Truck Rental = 30 days = $4500

Geophysical Report = $5000

Geological Report in Spanish and Map drafting = $10,000

Reporting 43-101

Project Manager Report Writing ~ $15,000

Drafting = $5000

Sub-Totals = $219,200

Add 10% Cont. = 21,920

Totals = $241,120

         Compliance with Government Regulation

-------------------------------------

         The General Mining Law of Peru is the primary body of law with regards to environmental regulations.  It is administered by the Ministry of Energy and Mines (the “MEM").  The MEM  can  require  a  mining  company  to  prepare  an environmental  evaluation,  an environmental  impact assessment,  a program for environmental management and adjustment and a closure plan. Mining companies are also subject to annual environmental audits.

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

         Presently, the Company files with the United States Securities and Exchange Commission (the "SEC") on Forms 10-KSB and 10-QSB.

         The public may read and copy any material the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, N.W., Washington, D.C., 20549.  The public may obtain   information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its periodic  reports  electronically  and  therefore  the  public  can  review  the Company's  filing on the SEC Internet site that  contains  reports,  proxy,  and information  statements,  and other  information  regarding  the  Company.  This information   can be obtained by accessing the SEC website address at http://www.sec.gov.

         The Company's internet address is www.brookmount.com

Research and Development Expenditures

-------------------------------------

         We did not incur any research and development expenditures  during the fiscal year ended November 30, 2007.

Subsidiaries

------------

         The Company has formed Brookmount Exploration, Inc. SA in Peru.

Patents and Trademarks

----------------------

         We  do  not  own,  either  legally  or  beneficially,  any  patents  or trademarks.

ITEM 1.A

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

OUR MERCEDES 100 PROPERTY CONTAINS THE FOLLOWING RESERVES AND RESOURCES.

Proven - 21,500 Tons @ 1 ounce gold equivalent

Potential & Prospective - 480,000 Tons @ 1 ounce gold equivalent

Possible - 1,950,000 Tons @ 1,800,000 ounces gold equivalent

         Our sole mineral property asset is the Mercedes 100 property in Peru. As this property is in the exploration stage, it does not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

         IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

         Our current operating funds are less than necessary to complete planned exploration  on our mineral  property,  and  therefore  we will need to obtain additional  financing in order to complete our business plan. As of November 30, 2007, we had cash in the amount of $23,950.  We currently do not have any operations and we have no income.

         Our business plan calls for significant expenses in connection with the exploration of the Mercedes 100 property.  We do not have sufficient funds to complete recommended exploration on the properties and ongoing administrative expenses.

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

Accordingly, we have no way to evaluate the likelihood that our business will be successful.   To  date,  we  have  been  involved  primarily  in  organizational activities  and the  acquisition of mineral  properties.  We have not earned any revenues as of the date of this report.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.

         Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses in the foreseeable future.  We recognize that if we are unable to generate   significant revenues from development of the Mercedes 100 property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

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

         BECAUSE OUR DIRECTORS AND OFFICERS OWN 60.33% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL   CORPORATE DECISIONS   THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

         As of the date of this filing, our directors own approximately 60.33% of the outstanding  shares of our  common  stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

         WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

         The Independent  Auditor's Report to our audited  financial  statements for the period ended November 30,  2007,  indicates  that there are a number of factors  that raise  substantial  doubt about our ability to continue as a going concern.  Such  factors  identified  in  the  report  are  that  we  are  in the pre-exploration  stage, we have no established source of revenue and that we are dependent on our ability to raise capital from  shareholders or other sources to sustain operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Mercedes 100 Property

---------------------

         By an  agreement  dated July 3, 2003,  and amended on January 24, 2005, the Company has also entered into an agreement with its president, Peter Flueck, whereby  the  Company  has agreed to  purchase a 100%  interest  in seven  mineral concessions  comprising a total of 2,611 hectares located in Ahuigrande  Parish, Comas District,  Concepcion  Province of the Department of Junin, Peru. In order to acquire a 100% interest in the Mercedes 100 property, the Company must pay $22,500 (paid) to Mr. Flueck and issue a total of 5,000,000 shares (issued) of restricted common stock in our capital.

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

Celeste No. 3

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

         Pomamanta, the nearest village to the property, about five kilometers to the east, is electrified on a limited basis.  The line is 4.5 kilometers from the property site.  Water for mining and drilling is available from streams and seeps in the hills above the property.

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

         In his report, Mr.  Salazar recommends further exploration of the Mercedes 100 property that would include the following:

         1.       Survey of the property's several known showings, adits and trenches.  It is  recommended  that be  done by  confirming  that  the  property boundaries  are  properly  located,  that the  portals,  adits and  trenches are re-located  with respect to the property  boundaries  and to other  cultural and topographic features such as access roads, camps, mine dumps and main rivers.

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

         4.       The geological  interpretation  of  the  claims  needs  to be confirmed. This requires the following:

•

a satellite image interprétation  map. The primary objective of this would be  to  define the trace  continuity of the faults  and veins recognized on the property

•

a structural  air photo and geological  map. The air photos used  for this  map  could  also  be  used to  produce  a  ground  controlled topographic map without the errors in the government data packages.

              The required detail of this recommendation depends on the results from the survey described in paragraph one above.

•

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is currently involved in two suits, both of which are currently being heard in the United States District Court, Central District of California:

i.)

David Dadon v. Brookmount Explorations, Inc., Peter Flueck and Zaf Sungur- This case involves a former officer and director of the company who filed suit claiming Breach of Contract after he was dismissed by the Company.  This suit was voluntarily dismissed but the Company has written to the plaintiff’s counsel stating its intention to file a Rule 11 Motion seeking sanctions and costs against both the plaintiff and counsel. The Company has not been successful in its motion to recover its costs from the plaintiff and counsel.

ii.)

Brian Glicker v. Brookmount Explorations, Inc.  -  This suit was filed by the plaintiff (counsel to David Dadon, plaintiff in the case above mentioned) seeking to compel the Company to issue an opinion letter allowing him to sell shares that the Company contends was fraudulently procured by David Dadon and later transferred to Brian Glicker. The Company has submitted a Motion to Dismiss this suit on jurisdictional grounds and the court has tentatively granted such motion but permitted the plaintiff to submit additional declarations to support his claim.  The Company has filed an opposition to such ruling and is awaiting the outcome thereof

iii.)

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

iv.)

The Company has obtained a judgment against David Dadon and has also been awarded legal costs bringing the total Judgment to $213,978.09. Mr. Dadon has appealed this decision and the appeal is to be heard on March 07, 2008.

v.)

On March 7, 2008 Mr. Dadon’s appeal was dismissed by the British Columbia Appeals Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the final quarter of the fiscal year ended November 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

------------------

         As of the date of this report our shares of common stock are trading on the National Association of Securities Dealers' OTC Bulletin Board (OTCBB) under the symbol "BMXI" and on the Berlin Stock Exchange under the symbol "B6P".

         We have 239 shareholders of record as at the date of this annual report.

Our common stock is quoted on the OTC Bulletin Board under the symbol “BMXI”.  Our shares of common stock began trading on 12/23/2004.  There is no previous trading data available aside from information relating to Sphere of Language.  These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Prices
	High	Low
2007 Fiscal Year
First Quarter	.14	.13
Second Quarter	.14	.07
Third Quarter	.08	.04
Fourth Quarter	.44	.06
2006 Fiscal Year
First Quarter	1.08	.18
Second Quarter	.19	.05
Third Quarter	.15	.065
Fourth Quarter	.15	.13

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

-----------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         Our plan of operations for the twelve months following the date of this annual report is to complete a secondary exploration program on the Mercedes 100 property.  We anticipate that this program will cost approximately $250,000.

         In addition, we anticipate spending $60,000 on professional fees, $240,000 on management fees, $40,000 on travel costs, $40,000 on promotional expenses and $40,000 on other administrative expenses.

         Total expenditures over the next 12 months are therefore expected to be $670,000.  We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results of Operations for Period Ending November 30, 2007

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

         We incurred operating expenses in the amount of $466,255 for the fiscal year ended November 30, 2007 and $1,403,413 for the fiscal year ended November 30, 2006. Mineral property costs under these this operating expense comprised of $90,481 and $103,352 during the fiscal year ended November 30, 2007 and 2006, respectively.

         These shares were issued to our directors and officers in the following amounts:

Peter Flueck                                                15,155,555

Zaf Sungur                                                    7,522,796

         We have not  attained  profitable  operations  and are  dependent  upon obtaining  financing to pursue  exploration  activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

         At November 30, 2007, we had assets of $ 23,950 (for the fiscal year ended November 30, 2006- $24,838) consisting of cash on hand of $23,950 (2006-$18,091), prepaid expenses of $Nil (2006-$5,878.00), and capital assets of $Nil (2006-$869.00).  At the same date, we had $410,163 (2006-$233,034) in liabilities consisting of accounts payable and accrued liabilities of $210,082 (2006- $100,096) and $200,081 (2006- $132,938) due to related parties.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2007

REPORT OF INDEPENDENT REIGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Brookmount Explorations Inc .:

We have audited the  accompanying  balance sheets of Brookmount  Explorations Inc (An  Exploration  Stage  Company)  as of  November  30,  2007 and 2006  and  the  related statements of operations,  stockholders' deficit and cash flows for the years then ended and the period from  inception  on December 9, 1999 to November 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our  opinion,  based on our audits and the  report of another  auditor,  these financial  statements present fairly, in all material  respects,  the financial position of the Company,  as of November 30, 2007  and 2006, and the results of its  operations,  cash flows and changes in  stockholders'  deficit for the years then ended and for the period  from  inception  on December 9 , 1999 to November 30, 2007, in conformity with generally  accepted  accounting  principles used in the United States of America.

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

“DMCL”

                                                                                                   Dale Matheson Carr-Hilton LaBonte LLP

                                                                                                              CHARTERED ACCOUNTANTS

Vancouver, Canada

March 8, 2008

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

BALANCE SHEETS

		November 30,	November 30,
		2007	2006
ASSETS

Current assets
Cash		$ 23,950	$ 18,091
Prepaid expenses		-	5,878

		23,950	23,969

Equipment, net		-	869

		$ 23,950	$ 24,838

1.1.1.A
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		$ 210,082	$ 100,096
Due to related parties – Note 6		200,081	132,938

		410,163	233,034

1.1.1.B
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value – Note 5
200,000,000	shares authorized
37,588,267	shares issued (2006 – 25,998,502)	37,588	25,998
Additional paid-in capital		4,516,067	4,239,419
Stock subscriptions receivable		(6,600)	(6,600)
Deficit accumulated during the exploration stage		(4,933,268)	(4,467,013)

		(386,213)	(208,196)

		$ 23,950	$ 24,838

Commitments and contingency – Notes 1 and 4

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			December 9, 1999
	Year	Year	(date of
	ended	ended	inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007

Expenses
General and administrative - Note 6	$ 375,774	$ 1,300,061	$ 2,494,710
Mineral property costs - Note 4	90,481	103,352	2,438,558

Net loss	$ 466,255	$ 1,403,413	$ 4,933,268

Basic and diluted net loss per share	$ (0.02)	$ (0.06)

Weighted average number of shares outstanding – basic and diluted	28,209,411	23,109,944

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			December 9,
			1999
			(date of
	Year	Year	inception)
	ended	ended	to
	November 30,	November 30,	November 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$ (466,255)	$ (1,403,413)	$ (4,933,268)
Add items not affecting cash:
Amortization	869	373	1,139
Capital contributions	-	-	29,250
Common stock issued for services	-	462,879	462,880
Common stock issued for mineral property	-	66,250	2,216,250
Provision for unrecoverable advances	-	193,618	193,618

Changes in non-cash working capital:
Prepaid expenses	5,878	(878)	-
Accounts payable and accrued liabilities	109,992	(90,577)	233,791
Cash Flows Used In Operations	(349,516)	(590,594)	(1,795,666)

Cash Flows from Investing Activities
Advances	-	(150,000)	(193,617)
Acquisition of equipment	-	-	(1,813)
Cash Flows Used In Investing Activities	-	(150,000)	(195,430)

Cash Flows from Financing Activities
Due to related parties	304,950	230,293	593,759
Common stock issued, net	50,425	507,945	1,421,287
Cash Flows Provided by Financing Activities	355,375	738,238	2,015,046

Increase (decrease) in cash	5,859	(2,356)	23,950

Cash, beginning	18,091	20,447	-

Cash, ending	$ 23,950	$ 18,091	$ 23,950

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash transactions – Note 7

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period December 9, 1999 (Date of Inception) to November 30, 2007

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Shares		Paid-in	Subscriptions	Exploration
	Number	Par Value	Capital	Receivable	Stage	Total

Common stock issued for cash – at $0.001	3,500,000	$ 3,500	$ -	$ -	$ -	$ 3,500

Balance, as at November 30, 1999	3,500,000	3,500	-	-	-	3,500
Common stock issued for cash – at $0.002	5,750,000	5,750	5,750	-	-	11,500
– at $0.20	32,400	32	6,448	-	-	6,480
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss	-	-	-	-	(31,327)	(31,327)

Balance, as at November 30, 2000	9,282,400	9,282	21,198	-	(31,327)	(847)
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss	-	-	-	-	(17,215)	(17,215)

Balance, as at November 30, 2001	9,282,400	9,282	30,198	-	(48,542)	(9,062)
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss	-	-	-	-	(17,811)	(17,811)

Balance, as at November 30, 2002	9,282,400	9,282	39,198	-	(66,353)	(17,873)
Common stock issued for cash – at $0.25	176,500	177	43,948	-	-	44,125
– at $0.50	250,000	250	125,262	-	-	125,512
Contributions to capital by officers	-	-	2,250	-	-	2,250
Net loss	-	-	-	-	(164,407)	(164,407)

Balance, as at November 30, 2003	9,708,900	9,709	210,658	-	(230,760)	(10,393)
Common stock issued for cash – at $0.50	575,948	576	287,398	(100)	-	287,874
Net loss for the year	-	-	-	-	(322,261)	(322,261)
Balance, as at November 30, 2004	10,284,848	10,285	498,056	(100)	(553,021)	(44,780)

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period December 9, 1999 (date of inception) to November 30, 2007

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Shares		Paid-in	Subscriptions	Exploration
	Number	Par Value	Capital	Receivable	Stage	Total

Common stock issued for cash – at $0.21	100,000	100	21,130	-	-	21,230
Common stock issued for cash – at $0.25	200,000	200	46,300	-	-	46,500
Common stock issued for cash – at $0.35	134,100	134	46,867	(6,500)	-	40,501
Common stock issued for cash – at $0.40	62,500	63	24,937	-	-	25,000
Common stock issued for cash – at $0.50	411,190	411	205,184	-	-	205,595
Common stock issued for cash – at $0.56	35,714	35	19,965	-	-	20,000
Common stock issued for cash – at $0.60	10,333	10	6,190	-	-	6,200
Common stock issued for cash – at $0.63	30,000	30	18,870	-	-	18,900
Common stock issued for mineral property – at $0.40	5,000,000	5,000	1,995,000	-	-	2,000,000
Common stock issued for mineral property – at $0.30	500,000	500	149,500	-	-	150,000
Net loss	-	-	-	-	(2,510,579)	(2,510,579)
Balance, as at November 30, 2005	16,768,685	16,768	3,031,999	(6,600)	(3,063,600)	(21,433)

Capital stock issued for cash – at $0.09	1,580,000	1,580	131,366	-	-	132,946
– at $0.40	759,975	760	274,240	-	-	275,000
– at $0.60	163,001	163	99,837	-	-	100,000
Common stock issued for mineral property – at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for mineral property – at $0.15	375,000	375	55,875	-	-	56,250
Common stock issued for services	7,921,000	7,921	2,021,241	-	-	2,029,162
Common stock cancelled	(5,291,000)	(5,291)	1,560,992)			(1,566,283)
Common stock issued for debt	3,621,841	3,622	175,953	-	-	179,575
Net loss	-	-	-	-	(1,403,413)	(1,403,413)
Balance, as at November 30, 2006	25,998,502	25,998	4,239,419	(6,600)	(4,467,013)	(208,196)

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period December 9, 1999 (date of inception) to November 30, 2007

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Shares		Paid-in	Subscriptions	Exploration
	Number	Par Value	Capital	Receivable	Stage	Total

Common stock issued for cash -at $0.12	125,000	125	14,875	-	-	15,000
Common stock issued for cash - at $0.11	45,454	45	4,852	-	-	4,897
Common stock issued for cash – at $0.35	28,571	28	10,250	-	-	10,278
Common stock issued for cash – at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for cash – at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for debt - $0.021	11,324,074	11,324	226,489	-	-	237,813
Net loss	-	-	-	-	(466,255)	(466,255)

Balance, as at November 30, 2007	37,588,267	$37,588	$4,516,067	$(6,600)	$ (4,933,268)	$ (386,213)

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2007

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $386,213 at November 30, 2007 and has incurred losses since inception of $4,933,268 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation

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

Note 2

Summary of Significant Accounting Policies – (continued)

Mineral Property – (continued)

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Note 2

Summary of Significant Accounting Policies – (continued)

      Income Taxes

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

At November 30, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the earnings of the Company.  Because the Company does not have any potentially dilutive securities, basic loss per share is equal to dilutive loss per share.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning December 1, 2009.  Management has determined that the accounting standard will have no effect on the Company.

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized.  Management has determined that the accounting standard will have no effect on the Company.

Note 3

Advances

On May 13, 2005, the Company signed a “Letter of Agreement” with a private corporation Jemma Resources Corp. (“Jemma”) to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma’s directors to the Company’s board of directors, Jemma completing a debt financing of $15 million, the Company’s right to elect not to proceed with the transaction resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN $75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company’s board of directors.  During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company’s management decided not to proceed with this transaction. The decision was as a result of the Company’s due diligence and Jemma’s inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement.  As of November 30, 2007, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company fully provided against this advance during the year ended November 30, 2006.

During the year ending November 30, 2006, $150,000 was withdrawn from the Company’s bank account by a former director of the Company. The former director was not an authorized signatory on the Company’s bank account and had not been granted any such authority to withdraw the funds by the Company’s Board of Directors.  Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes.  To date, the money has not been returned. The Company took legal action against the former director in an effort to recover the $150,000. As a result, the Supreme Court of British Columbia ordered the former director to pay the Company a sum of USD $173,700 plus accrued interest  of USD $5,341.  Due to the uncertainty of collection the Company fully provided against this advance during the year ended November 30, 2006.

On June 29, 2006, a former director of the Company commenced legal action against the Company and its directors. The former director claimed damages in excess of $5,000,000 for breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress.  On February 12, 2007 the United States District Court issued a notice of dismissal.  The legal action against the Company was dismissed in its entirety.

Note 4

Mineral Properties

a)

Brookmount Claims, Abitibi West County, Quebec, Canada

During the year ended December 31, 2003, the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $47,779.  At November 14, 2006, the mineral claims lapsed and the Company chose not to renew them as the claims did not appear to be promising.

b)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At November 30, 2007, the title of this property has not been recorded in the name of the Company.

c)   Rock Creek Claims, British Columbia, Canada

On May 25, 2006, the Company entered into an option agreement (the “Agreement”) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (“BC Ltd”) on the following terms:

1.

The Company must issue 100,000 common shares upon execution of the Agreement (issued);

2.   Although the Company has not made its cash payments in accordance with  the Agreement, BC Ltd has agreed to uphold the Agreement to date.  In accordance with the Agreement, the Company is obliged make cash payments totalling CAD$250,000 as follows:

-

August 15, 2006            - $10,000; (paid)

-

September 15, 2006      - $12,500; (paid)

-

November 15, 2006      - $12,500; (unpaid)

-

$12,500 on or before January 15, 2007, and instalment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;

Although the Company has not made its cash payments in accordance with the Agreement, BC Ltd has not given the Company a notice of default in terms of the Agreement.

Note 4

Mineral Properties - (continued)

c)   Rock Creek Claims, British Columbia, Canada – (Continued)

3.  The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  During the year November 30, 2006, the Company issued 125,000 shares;

4.   The Company must incur exploration expenses of $1,000,000 over a period  of five years from  the date of the Agreement.   BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

Due to the preliminary stage of exploration activities on the Company’s properties, all mineral property acquisition cost have been expensed.

Note 5

Capital Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  At November 30, 2007 there were 37,588,267 shares issued and outstanding (2006 – 25,998,502).

During the year ended November 30, 2006, the Company issued:

-

475,000 shares of common stock pursuant the proposed acquisition of a mineral property (See note 4);

-

4,291,000 shares of common stock with a fair value of $1,390,284 to a director for business and consulting. These shares were cancelled during the year (See notes 3 and 6);

-

2,630,000 shares of common stock with a fair value of $462,879 to its directors for the services provided to date (See Note 6);

-

158,016 shares of common stock with a fair value of $23,702 pursuant to a debt settlement agreement;

-

3,463,825 shares of common stock with a fair value of $155,873 pursuant to a debt settlement agreement (See note 6); and

-

2,502,976 shares of common stock for cash proceeds of $507,946.

During the year ended November 30, 2007, the Company issued:

-

265,691 shares of common stock for cash proceeds of $50,425;

-    11,324,064 shares of common stock with a fair value of $237,813 pursuant to a debt settlement agreement (See Note 6); and

As at November 30, 2007, the Company has not granted any stock options or warrants.

Note 6

Related Party Transactions

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

	2007	2006
General and administrative:
Consulting fees	$ 40,000	$ 488,065
Interest on loans	9,221	-
Management fees	200,000	270,000
	$ 249,221	$ 758,065

The consulting and management fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

Amounts due to related parties at November 30, 2006 are due to directors of the Company in respect to unpaid management fees and cash advances amounting to $132,938.  These amounts are unsecured. The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are due on December 31, 2006. The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum and due deman.

During the year ended November 30, 2006, the Company issued 4,291,000 shares of its common stock with a fair value of $1,390,284 to a former director for services to be rendered during the 2006 fiscal year. Initially this amount was deferred and expensed over the duration of the 2006 fiscal year. On April 26, 2006 the services of this director were terminated (See Note 3). During the period ended May 31, 2006 the Company expensed the deferred amount of $1,039,495 as no further services will be rendered by this former director. The Company cancelled these shares in full during the year ended November 30, 2006.

During the year ended November 30, 2006, the Company issued 3,630,000 shares of its common stock with a fair value of $638,880 to its directors and former director for the services provided. The Company cancelled 1,000,000 of these shares issued to a former director of the company during the year ended November 30, 2006.

During the year ended November 30, 2006, the Company issued 3,463,825 shares of its common stock with a fair value of $155,873 to directors and a company with common directors pursuant to debt settlement agreements.

During the year ended November 30, 2007, the Company issued 11,324,064 shares of its common stock with a fair value of $237,813 to directors pursuant to debt settlement agreements.

Amounts due to related parties at November 30, 2007 are due to directors of the Company in respect to unpaid management fees and cash advances amounting to $200,081.  These amounts are unsecured.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum and due demand.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended November 30, 2006 the Company issued:

a)   100,000 common shares valued at $0.10 per share and 375,000 common shares valued at $0.15 per share pursuant to the option agreement with BC Ltd;

b)

 4,291,000 shares of common stock with a fair value of $1,390,284 to a former director, who was terminated (See note 3), for business and consulting services to be provided;

c)

3,630,000 shares of common stock with a fair value of $638,880 to its directors for the services provided to date (See Note 6);

d)

158,016 shares of common stock with a fair value of $23,703 pursuant to a debt settlement agreement; and

e)

3,463,825 shares of common stock with a fair value of $155,873 pursuant to a debt settlement agreement (See Note 6).

During the year ended November 30, 2007 the Company issued:

a)

11,324,074 shares of common stock with a fair value of $237,813 pursuant to a debt settlement agreement (See Note 6); and

Note 8

Income taxes

The significant components of the Company’s deferred tax assets are as follows:

	2007	2006

Deferred tax assets
Non-capital loss carry forwards	$ 1,667,984	$ 1,518,784
Valuation allowance for deferred tax assets	(1,667,984)	(1,518,784)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards which is more likely than not to be realized from future operations.  The Company has provided an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized. No provision for income taxes has been provided in these financial statements due to the net loss.  At November 30, 2007, the Company has net operating loss carry forwards, which expire commencing in 2019 totaling approximately $4,903,000 (2006: $4,467,000).

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

         He  was  also  involved  in  the  acquisition  of  several  key  mining properties in Peru and headed up a series of  negotiations  with mining concerns there in order to raise investor  capital and to initiate the development of the Mercedes property in Peru. Prior to his involvement within the mining industry,

Mr. Flueck was Vice President of Western Timber Export Ltd., an Alberta-based company specializing in harvesting; sawmill production, pipeline contracting, production sales and contract bidding.

ITEM 10. EXECUTIVE COMPENSATION

         The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2007.

Other

 Restricted   LTIP

 All

Annual

 Options/     pay-

Other

Compen-

   Stock

   SARS       outs

Compen-

Name

Title

Year

Salary

Bonus

sation

  Awards

      (#)

     ($)

sation

----

-----          ----    ------

-----      ------------       -------      --------   -----------   ----------

Peter Flueck       President      2007    $120,000      0

 0

     0                 0            0             0

2006    $120,000      0

 0                  0                 0            0             0

Zaf Sungur         COO,

           Secretary     2007    $  80,000       0

 0                  0                 0            0             0

           Treasurer     2006    $120,000       0

 0                  0                 0            0             0

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

0

ITEM 11:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following  table sets forth  information  regarding the  beneficial ownership  of our shares of common stock at November 30, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors,  (iii) our executive officers,  and (iv) by all of our  directors  and  executive  officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

NAME OF

SHARES OF

TITLE OF CLASS

BENEFICIAL OWNER

COMMON STOCK     PERCENT OF CLASS

----------------------

-----------------------------

------------

----------------

   Common

Peter Flueck

15,155,555

40.31%

18912-121 Ave. N.W.

Edmonton, Alberta

T5V 1R3

    Common

Zaf Sungur

7,522,796

20.01%

2005 - 837 W. Hastings

Vancouver, B.C.

V6C 1B6

DIRECTORS AND

15,155,555

40.31%

OFFICERS AS A

GROUP CONSISTING

OF TWO PEOPLE

The percent of class is based on 37,588,267 shares of common stock issued and outstanding as of March 8, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended November 30, 2007, we paid or accrued management fees to each of the following individuals as follows:

                   - Peter Flueck, our president

- $120,000;

                   - Zaf Sungur, our COO, secretary and treasurer

- $80,000;

On July 19, 2007, Zaf Sungur resigned from his positions as COO and Director of the Company.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our current principal accountants, Dale Matheson Carr-Hilton Labonte,Chartered Accountants billed the following fees for the services indicated.

--------------------------------------------------------------------------------

Fiscal year ended                   Fiscal year ended

November 30, 2007               November 30, 2006

--------------------------------------------------------------------------------

Audit fees

$24,000

$18,000

--------------------------------------------------------------------------------

Audit-related fees

$6,000

$4,000

--------------------------------------------------------------------------------

Tax fees

--------------------------------------------------------------------------------

All other fees

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

         President & Director

         Date: March 8, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Peter Flueck

         --------------------------------

         Peter Flueck

         President & Director

         Date: March 08, 2008