Form 10QSB
period 2008-04-10
BROOKMOUNT EXPLORATIONS INC
filed 2008-04-10
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,620,501 shares of $0.001 par value common stock outstanding as of  August 31, 2007.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

		February 29,	November 30,
		2008	2007

ASSETS

Current assets
Cash		$ 11,120	$ 23,950

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities		$ 206,182	$ 210,082
Due to related parties		271,555	200,081

		477,737	410,163

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value
200,000,000	shares authorized
37,621,600	shares issued (November 30, 2007 – 37,588,267)	37,621	37,588
Additional paid-in capital		4,524,033	4,516,067
Stock subscriptions receivable		(6,600)	(6,600)
Deficit accumulated during the exploration stage		(5,021,671)	(4,933,268)

		(466,617)	(386,213)

		$ 11,120	$ 23,950

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			December 9, 1999
	Three months	Three months	(date of
	ended	ended	inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Expenses
General and administrative	$ 88,403	$ 82,048	$ 2,583,113
Mineral property costs - Note 2	-	2,976	2,438,558

Net loss	$ (88,403)	$ (85,024)	$ (5,021,671)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – basic and diluted	37,620,501	26,038,780

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			December 9,
	Three months	Three months	1999 (date of
	ended	ended	inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$ (88,403)	$ (85,024)	$ (5,021,671)
Add items not affecting cash:
Amortization	-	65	1,813
Capital contributions	-	-	29,250
Common stock issued for services	-	-	462,880
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,618

Changes in non-cash working capital:
Accounts payable and accrued liabilities	(3,900)	14,298	229,891
Cash Flows Used In Operations	(92,303)	(70,661)	(1,887,969)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Cash Flows Used In Investing Activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	71,474	59,227	665,233
Common stock issued, net	7,999	15,000	1,429,286
Cash Flows Provided by Financing Activities	79,473	74,227	2,094,519

Increase (decrease) in cash	(12,830)	3,566	11,120

Cash, beginning	23,950	18,091	-

Cash, ending	$ 11,120	$ 21,657	$ 11,120

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

Note 1

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and exchange commission and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

Note 2

Mineral Properties

a)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At February 29, 2008, the title of this property has not been recorded in the name of the Company.

b)   Rock Creek Claims, British Columbia, Canada

On May 25, 2006, the Company entered into an option agreement (the “Agreement”) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (“BC Ltd”) on the following terms:

1.

The Company must issue 100,000 common shares upon execution of the Agreement (issued);

b)   Rock Creek Claims, British Columbia, Canada – (Continued)

2.   Cash payments totalling CAD$250,000 as follows:

-

August 15, 2006            - $10,000; (paid)

-

September 15, 2006      - $12,500; (paid)

-

November 15, 2006      - $12,500; (unpaid)

-

$12,500 (unpaid) on or before January 15, 2007 , and instalment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 (unpaid) has been paid or satisfied;

3.

The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  As at February 29, 2008, the Company had issued 125,000 shares;

4.

The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.   BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

At February 29, 2008, the Company was in default of the Agreement.  On March 31, 2008, a formal notice of default was issued to the Company by BC Ltd.  The Company has 30 days to cure the default at which time the agreement will be terminated except as to the Company’s obligations prior to the default of approximately $80,000 which has been recorded as a liability by the Company.

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

Plan of Operations

Our plan of operations for the twelve months following the date of this quarterly report is to complete a secondary exploration program on the Mercedes property.  We anticipate that this program will cost approximately $250,000.

In addition, we anticipate spending $60,000 on professional fees, $240,000 on salaries and wages, $40,000 on travel costs, $40,000 on promotional expenses and $40,000 on other administrative expenses in the next 12 months.

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

2.   Cash payments totalling CAD$250,000 as follows:

-

August 15, 2006            - $10,000; (paid)

-

September 15, 2006      - $12,500; (paid)

-

November 15, 2006      - $12,500; (unpaid)

-

$12,500 (unpaid) on or before January 15, 2007 , and instalment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 (unpaid) has been paid or satisfied;

3.

The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  As at February 29, 2008, the Company had issued 125,000 shares;

4.

The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.   BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

At February 29, 2008, the Company was in default of the Agreement.  On March 31, 2008, a formal notice of default was issued to the Company by BC Ltd.  The Company has 30 days to cure the default at which time the agreement will be terminated except as to the Company’s obligations prior to the default of approximately $80,000 which has been recorded as a liability by the Company.

Results of Operations for Three Month Period Ended February 29, 2008

We incurred operating expenses in the amount of $88,403 for the three month period ended February 29, 2008, as compared to $85,024 for the comparative period in 2007.

As of February 29, 2008, we had cash on hand of $11,120 and total assets of $11,120.  Our liabilities at the same date totaled $477,737 and consisted of accounts payable and accrued liabilities of $206,182 and $271,555 due to related parties.

Item 3. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Defaults Upon Senior Securities.

None.

Item 3. Submission of Matters to a Vote of Security Holders.

None.

Item 4. Exhibits.

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

Brookmount Explorations Inc.

/s/ Peter Flueck

---------------------------

Peter Flueck

President, Chief Executive

Officer and Director

(Principal Executive Officer)

Date: April 9, 2008

Exhibit 31.1

CERTIFICATION

I, Peter Flueck, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Brookmount Explorations, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter  that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably  likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  April 09, 2008

/s/ Peter Flueck

-------------------------------------------

Peter Flueck, President and C.E.O.

(Principal Executive Officer)

 Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brookmount Explorations Inc. (the “Company”) on Form 10-QSB for the period ended August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 9, 2008

/s/ Peter Flueck

---------------------------------------

Peter Flueck, President and CEO

(Principal Executive Officer)