Form 10QSB
period 2008-07-14
BROOKMOUNT EXPLORATIONS INC
filed 2008-07-15
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,621,600 shares of $0.001 par value common stock outstanding as of  July 14, 2008.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2008

(Unaudited)

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

BALANCE SHEETS

 (Unaudited)

		May 31,	November 30,
		2008	2007

ASSETS

Current assets
Cash		$ 4,510	$ 23,950

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities		$ 191,363	$ 210,082
Due to related parties		234,451	200,081

		425,814	410,163

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value:
200,000,000	shares authorized
37,621,600	shares issued (November 30, 2007 –37,588,267)	37,621	37,588
Additional paid-in capital		4,524,033	4,516,067
Stock subscriptions receivable		(6,600)	(6,600)
Deficit accumulated during the exploration stage		(4,976,358)	(4,933,268)

		(421,304)	(386,213)

		$ 4,510	$ 23,950

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					December 9, 1999
					(Date of
	Three months ended		Six months ended		Inception) to
	May 31		May 31,		May 31,
	2008	2007	2008	2007	2008

Expenses
General and administrative	$ (76,674)	$ 101,295	$ 11,729	$ 183,343	$ 2,506,439
Mineral property costs	31,361	67,721	31,361	70,697	2,469,919

Net loss (income)	$ (45,313)	$ 169,016	$ 43,090	$ 254,040	$ 4,976,358

Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	37,621,600	26,123,502	37,621,236	26,025,059

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			December 9,
			1999
			(date of
	Six months	Six months	inception)
	ended	ended	To
	May 31, 2008	May 31, 2007	May 31, 2008

Cash Flows from Operating Activities
Net loss	$ (43,090)	$ (254,040)	$ (4,976,358)
Add items not affecting cash:
Amortization	-	130	1,813
Capital contributions	-	-	29,250
Common stock issued for services	-	-	462,880
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,618

Changes in non-cash working capital:
Prepaid expenses	-	5,878	-
Accounts payable and accrued liabilities	(18,718)	54,868	215,073
Cash Flows Used In Operations	(61,808)	(193,164)	(1,857,474)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Cash Flows Used In Investing Activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	34,369	167,365	628,128
Common stock issued, net	7,999	20,000	1,429,286
Cash Flows Provided by Financing Activities	42,368	187,365	2,057,414

Increase (decrease) in cash	(19,440)	(5,799)	4,510

Cash, beginning	23,950	18,091	-

Cash, ending	$ 4,510	$ 12,292	$ 4,510

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

Note 2

Advances

During the year ending November 30, 2006, $150,000 was withdrawn from the Company’s bank account by a former director of the Company. The former director was not an authorized signatory on the Company’s bank account and had not been granted any such authority to withdraw the funds by the Company’s Board of Directors.  Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes.  The Company took legal action against the former director in an effort to recover the $150,000. As a result, the Supreme Court of British Columbia ordered the former director to pay the Company a sum of USD $173,700 plus accrued interest of USD $5,341.  The sum of $200,000 was received by the Company in May 2008 and included in general and administrative expenses.

Note 3

Mineral Properties

a)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At May 31, 2008, the title of this property has not been recorded in the name of the Company.

b)   Rock Creek Claims, British Columbia, Canada

On May 25, 2006, the Company entered into an option agreement (the “Agreement”) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (“BC Ltd”) on the following terms:

1.

The Company must issue 100,000 common shares upon execution of the Agreement (issued);

2.  Although the Company has not made its cash payments in accordance with the Agreement, BC Ltd has agreed to uphold the Agreement to date.  In accordance with the Agreement, the Company is obliged make cash payments totaling CAD$250,000 as follows:

-

August 15, 2006            - $10,000; (paid)

-

September 15, 2006      - $12,500; (paid)

-

November 15, 2006      - $12,500; (unpaid)

-

$12,500 on or before January 15, 2007 , and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;

3.  The Company must issue 500,000 common shares in four equal tranches of  125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  During the year November 30, 2006, the Company issued 125,000 shares. No other shares have been issued;

4.   The Company must incur exploration expenses of $1,000,000 over a period of

five years from the date of the Agreement.   BC Ltd has a 56% interest in

mineral claims located in the Rock Creek area of British Columbia, Canada.

At February 29, 2008, the Company was in default of the Agreement.  On March 31, 2008, a formal notice of default was issued to the Company by BC Ltd.  The  Company has 30 days to cure the default at which time the agreement will be terminated except as to the Company’s obligations prior to the default of approximately $80,000 which ahs been recorded as a liability by the Company.  As at May 31, 2008, the Company has not cure the default.

Note 4

Capital Stock

During the six month period ended May 31, 2008, the Company issued 33,333 shares of common stock for net cash proceeds of $7,999; and

As at May 31, 2008, the Company has not granted any stock options or warrants.

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

2.   Cash payments totaling CAD$250,000 as follows:

-

August 15, 2006            - $10,000; (paid)

-

September 15, 2006      - $12,500; (paid)

-

November 15, 2006      - $12,500; (unpaid)

-

$12,500 (unpaid) on or before January 15, 2007 , and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 (unpaid) has been paid or satisfied;

3.

The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  As at February 29, 2008, he Company had issued 125,000 shares;

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

Results of Operations for Three Month Period Ended May 31, 2008

We incurred operating expenses in the amount of $154,687 for the three month period ended May 31, 2008, as compared to $169,016 for the comparative period in 2007.  During the three month ended May 31, 2008, we received $200,000 as proceeds from the settlement of a lawsuit.  As a result, the net income for the three month ended May 31, 2008 was $45,313.

As of May 31, 2008, we had cash on hand of $4,510 and total assets of $4,510.  Our liabilities at the same date totaled $425,814 and consisted of accounts payable and accrued liabilities of $191,363 and $234,451 due to related parties.

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

During the year ending November 30, 2006, $150,000 was withdrawn from the Company’s bank account by a former director of the Company. The former director was not an authorized signatory on the Company’s bank account and had not been granted any such authority to withdraw the funds by the Company’s Board of Directors.  Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes.  The Company took legal action against the former director in an effort to recover the $150,000. As a result, the Supreme Court of British Columbia ordered the former director to pay the Company a sum of USD $173,700 plus accrued interest of USD $5,341.  The sum of $200,000 was received by the Company in May 2008 and included in general and administrative expenses.

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

Date: July 14, 2008

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

Date:  July 14, 2008

/s/ Peter Flueck

-------------------------------------------

Peter Flueck, President and C.E.O.

(Principal Executive Officer)

 Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brookmount Explorations Inc. (the “Company”) on Form 10-QSB for the period ended May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 14, 2008

/s/ Peter Flueck

---------------------------------------

Peter Flueck, President and CEO

(Principal Executive Officer)