Form 10QSB
period 2008-10-15
BROOKMOUNT EXPLORATIONS INC
filed 2008-10-15
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Aug 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,721,600 shares of $0.001 par value common stock outstanding as of  October 14, 2008.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

BALANCE SHEETS

	August 31,	November 30,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current assets
Cash	$ 154	$ 23,950

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$ 192,525	$ 210,082
Due to related parties	315,249	200,081

	507,774	410,163

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value – Note 4
200,000,000 shares authorized
37,721,600 shares issued (November 30, 2007 – 37,588,267)	37,721	37,588
Additional paid-in capital	4,533,919	4,516,067
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,072,660)	(4,933,268)

	(507,620)	(386,213)

	$ 154	$ 23,950

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					December 9, 1999
					(Date of
	Three months ended		Nine months ended		Inception) to
	August 31,		August 31,		August 31,
	2008	2007	2008	2007	2008

Expenses
General and administrative	$ 96,302	$ 108,777	$ 108,031	$ 292,006	$ 2,602,741
Mineral property costs – Notes 3	-	2,806	31,361	73,502	2,469,919

Net loss	$ 96,302	$ 111,583	$ 139,392	$ 365,508	$ 5,072,660

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding	37,656,383	26,139,312	37,632,873	26,088,912

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			December 9,
			1999
			(date of
	Nine months	Nine months	inception)
	ended	ended	to
	Aug 31, 2008	Aug 31, 2007	Aug 31, 2008

Cash Flows from Operating Activities
Net loss	$ (139,392)	$ (365,508)	$ (5,072,660)
Add items not affecting cash:
Amortization	-	195	1,813
Capital contributions	-	-	29,250
Common stock issued for services	-	-	462,880
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,617

Changes in non-cash working capital:
Prepaid expenses	-	5,878	-
Accounts payable and accrued liabilities	(17,557)	70,896	216,235
Cash Flows Used In Operations	(156,949)	(288,539)	(1,952,615)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Cash Flows Used In Investing Activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	115,168	250,973	708,926
Common stock issued, net	17,985	19,896	1,439,273
Cash Flows Provided by Financing Activities	133,153	270,869	2,148,199

Increase (decrease) in cash	(23,796)	(17,670)	154

Cash, beginning	23,950	18,091	-

Cash, ending	$ 154	$ 421	$ 154

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

Note 1

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

Note 3

Mineral Properties

a)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At August 31, 2008, the title of this property has not been recorded in the name of the Company.

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

2.  The Agreement, the Company is obliged make cash payments totaling CAD$250,000 as follows:

-

August 15, 2006            - $10,000; (paid)

-

September 15, 2006      - $12,500; (paid)

-

November 15, 2006      - $12,500; (unpaid)

-

$12,500 on or before January 15, 2007 , and installment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied (unpaid);

3.  The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  During the year November 30, 2006, the Company issued 125,000 shares. No other shares have been issued;

4.   The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement (none incurred).   BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

On March 31, 2008, a formal notice of default was issued to the Company by BC Ltd.  The Company had 30 days to cure the default at which time the agreement terminated except as to the Company’s obligations prior to the default of approximately $80,000 which has been recorded as a liability by the Company.  The Company did not cure the default and the agreement terminated on April 30, 2008.

Note 4

Capital Stock

During the nine month period ended August 31, 2008, the Company issued:

-

33,333 shares of common stock for net cash proceeds of $7,999; and

-

100,000 shares of common stock for net cash proceeds of $9,986

As at August 31, 2008, the Company has not granted any stock options or warrants.

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

In addition, we anticipate spending $60,000 on professional fees, $120,000 on salaries and wages, $120,000 on consulting fees, $40,000 on travel costs, $40,000 on promotional expenses and $40,000 on other administrative expenses in the next 12 months.

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

On March 31, 2008, a formal notice of default was issued to the Company by BC Ltd.  The Company had 30 days to cure the default at which time the agreement terminated except as to the Company’s obligations prior to the default of approximately $80,000 which has been recorded as a liability by the Company.  The Company did not cure the default and the agreement terminated on April 30, 2008.

Results of Operations for Three Month Period Ended May 31, 2008

We incurred operating expenses in the amount of $96,302 for the three month period ended August 31, 2008, as compared to $108,777 for the comparative period in 2007. As a result, the net loss for the three month ended August 31, 2008 was $96,302.

As of August 31, 2008, we had cash on hand of $154 and total assets of $154.  Our liabilities at the same date totaled $507,774 and consisted of accounts payable and accrued liabilities of $192,525 and $315,249 due to related parties.

Item 3. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: October 14, 2008

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

Date:  October 14, 2008

/s/ Peter Flueck

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

Date: October 14, 2008

/s/ Peter Flueck

Peter Flueck, President and CEO

(Principal Executive Officer)