Form 10-K
period 2008-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2009-03-02
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

Commission File # 000-32181

BROOKMOUNT EXPLORATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0201259

(IRS Employer Identification Number)

1465 Slater Road

Ferndale, Wa 98248

(Address of principal executive offices)

(206) 497-2138

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $600.00

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 38,158,503 shares of common stock issued and outstanding as of November 30, 2008.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer

Purchases of Securities

10

Item 6.

Selected Financial Data

12

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

12

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 8.

Financial Statements and Supplementary Data

13

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

33

Item 9A.

Controls and Procedures

33

Item 9B.

Other Information

33

Item 10.

Directors, Executive Officers and Corporate Governance

34

Item 11.

Executive Compensation

36

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

37

Item 13.

Certain Relationships and Related Transactions and Director Independence

37

Item 14.

Principal Accountant Fees and Services

38

Item 15.

Exhibits, Financial Statements Schedules

38

SIGNATURES

40

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

Brookmount Explorations, Inc. (the "Company"),  a Nevada Corporation, was incorporated on December 9, 1999. Since inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings. It has not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the  ordinary  course of  business.  The Company has one subsidiary which is a shell company incorporated in Peru under the name Brookmount Explorations, Inc. SAC and no affiliated companies. The Company's shares are quoted on the NASD over the counter bulletin board (OTCBB) and currently trading under the symbol "BMXI".

Subsequent to November 30, 2005, the Company's shares were listed on the Berlin  Stock  Exchange and the Frankfurt Stock Exchange  under the symbol  "B6P". The Company's executive offices are located at 1465 Slater Road, Ferndale, Washington 98248 , Tel: (206)497-2138.

The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.

The Company commenced operations as an exploration stage company during the fiscal year ended November 30, 2005.

Description and Location of Property

Brookmount Claims

-----------------------------

Mercedes 100 Property

The Mercedes 100 property consists of six mineral claims. We are the beneficial owner of a 100% interest in the claims. There are no other underlying agreements or interests in the property.

Specifics of the six mineral claims are as follows:

Claim Area

Claim Nam

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

Description, Location and Access

--------------------------------------------

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

Mineralization and Exploration History

----------------------------------------------------

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

-------------------------------------------------------

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

$10,000

Testing of sacked mineralized rock (30 samples at $20 each):

$600

Drill core testing (300 samples at $20 each):

$6,000

Gridding work:

$75,000

Report writing:

$15,000

Office and administration:

$7,500

Miscellaneous:

$40,000

---------

Total:

$452,100

 ========

In January 2008 the Company commissioned Geologist Jeff Reeder to produce a new 43-101 report as well as an exploration program. On February 5, 2008 The Company received a budget to accomplish these objectives. A 43-101 report is currently being prepared and will be available to the company on March 15, 2009.

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

15 laborers – 450 Man days = $6,750

Camp Supplies and Food = $15,000

Truck Rental = 30 days = $4500

Geophysical Report = $5000

Geological Report in Spanish and Map drafting = $10,000

Reporting 43-101

Project Manager Report Writing ~ $15,000

Drafting = $5000

Sub-Totals = $221,450

Add 10% Cont. =  $22,145

Totals = $243,595

Compliance with Government Regulation

-----------------------------------------------------

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

Competitive Conditions

The mineral exploration business is a competitive industry.  We are competing with many other exploration companies looking for minerals.  We compete with numerous other companies which have resources far in excess of ours.  Being a junior mineral exploration company, we compete with such other companies for financing and joint venture partners and exploration resources including professional geologists, camp staff, and mineral exploration supplies.

Raw Materials

The raw materials needed for our exploration program will include items such as camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers in either the town of Goldfield or the City of Las Vegas in Nevada.

Dependence on Major Customers

We have no customers.

Intellectual Property and Agreements

We have no intellectual property such as patents or trademarks.  Additionally, we have no royalty agreements or labor contracts.

Government Approvals and Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations in Peru, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Peru.

The effect of these existing regulations on our business is that we are able to carry out our exploration program as we have described in this Prospectus.  However, it is possible that future governments could change the regulations that could limit our ability to explore our claims; however, we believe this is highly improbable.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program.

Employees

The Company does not have any full time employees and the directors and officers devote such time as is required to the affairs of the Company.  Once a major exploration program commences the Company will need the officers to devote more time to the activities of the Company or it will be required to hire consultants to undertake the work.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our office is located at 1465 Slater Road, Ferndale, WA 98248.

We also have seven mineral claims located in Peru, as described in the section “Description of Business”.

Item 3.

Legal Proceedings

We are not presently a party to any litigation.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol BMXI and on the Berlin and Frankfurt Stock Exchanges under the symbol "B6P".

Our shares of common stock began trading on 12/23/2004. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

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

The Company's internet address is www.brookmount.com

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last fiscal year and the previous year as regularly quoted in the automated quotation system of the OTC Bulletin Board.

	Bid Prices
	High	Low
2008 Fiscal Year
First Quarter	.41	.13
Second Quarter	.26	.07
Third Quarter	.20	.05
Fourth Quarter	.12	.03
2007 Fiscal Year
First Quarter	.18	.12
Second Quarter	.14	.05
Third Quarter	.10	.03
Fourth Quarter	.41	.06

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

Holders

As of November 30, 2008, there were approximately 249 holders of our common stock.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended November 30, 2008.

Overview

Our plan of operations for the twelve months following the date of this annual report is to complete a secondary exploration program on the Mercedes 100 property.  We anticipate that this program will cost approximately $250,000.

In addition, we anticipate spending $60,000 on professional fees, $240,000 on management fees, $30,000 on travel costs, and $40,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $620,000.  We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

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

Results of Operations for Period Ending November 30, 2008

------------------------------------------------------------------------------

We did not earn any revenues during the period ending November 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of the Brookmount claims or the Mercedes property. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

Liquidity and Capital Resources

We incurred operating expenses in the amount of $452,522 for the fiscal year ended November 30, 2008 and $466,255 for the fiscal year ended November 30, 2007. Mineral property costs under these this operating expense comprised of $44,743 and $90,481 during the fiscal year ended November 30, 2008 and 2007, respectively.

These shares were issued to our directors and officers in the following amounts:

Peter Flueck & Grand Combe

15,155,555

Zaf Sungur

7,522,796

We have not  attained  profitable  operations  and are  dependent  upon obtaining  financing to pursue  exploration  activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2008, we had assets of $10,575 (for the fiscal year ended November 30, 2007- $23,950) consisting of cash on hand of $10,575 (11/30/2007-$23,950), prepaid expenses of $Nil (11/30/2007-Nil), and capital assets of $Nil (11/30/2007-Nil).  At the same date, we had $604,318 (11/30/2007-$410,163) in liabilities consisting of accounts payable and accrued liabilities of $197,176 (11/30/2007- $210,082) and $407,142 (11/30/2007- $200,081) due to related parties.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REIGISTERED PUBLIC ACCOUNTING FIRMS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Brookmount Explorations Inc .:

We have audited the  accompanying  balance sheets of Brookmount  Explorations Inc (An  Exploration  Stage  Company)  as of  November  30,  2007  and  the  related statements of operations,  stockholders' deficit and cash flows for the year then ended and the period from  inception  on December 9, 1999 to November 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our  opinion,  based on our audits and the  report of another  auditor,  these financial  statements present fairly, in all material  respects,  the financial position of the Company,  as of November 30, 2007  , and the results of its  operations,  cash flows and changes in  stockholders'  deficit for the years then ended and for the period  from  inception  on December 9 , 1999 to November 30, 2007, in conformity with generally  accepted  accounting  principles used in the United States of America.

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

“DMCL”

Dale Matheson Carr-Hilton LaBonte LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 8, 2008

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7CPA (7272) – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Brookmount Explorations Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Brookmount Explorations Inc. (an exploration stage company) as of November 30, 2008 and the related consolidated statements of operations, changes in consolidated stockholders’ deficit and consolidated cash flows for the year then ended and the period December 9, 1999 (Inception) to November 30,2008. These consolidated financial statements are the responsibility of the company management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative consolidated statements of operations, cash flows, and changes in stockholders' deficit for the period December 9, 1999 (inception) to November 30, 2007, which were audited by another auditor whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period December 9, 1999 (inception) to November 30, 2007 is based solely on the reports of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookmount Explorations Inc. (an exploration stage company) at November 30, 2008 and the results of its operations and its cash flows for the year ended November 30, 2008 and the period December 9, 1999 (Inception) to November 30, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to consolidated financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company

Certified Public Accountants PC

New York, New York

February 25, 2009

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	November 30,
	2008	2007
ASSETS

Current assets
Cash	$10,575	$23,950

Total assets	10,575	23,950

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	197,176	210,082
Due to related parties (Note 6)	407,142	200,081

Total liabilities	604,318	410,163

Commitments and contingencies (Note 1 and 3)	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000.000 shares authorized
38,158,503 and 37,588,267 shares issued and outstanding at November 30, 2008
and 2007, respectively (Note 5)	38,158	37,588
Additional paid-in capital	4,560,489	4,516,067
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during exploration stage	(5,185,790)	(4,933,268)

Total stockholders' deficit	(593,743)	(386,213)

Total liabilities and stockholders' deficit	$10,575	$23,950

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			December 9, 1999
	Year	Year	(date of
	ended	ended	inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008

Expenses
General and administrative (Note 6)	$ 407,779	$ 375,774	$ 2,703,067
Mineral property costs (Note 4)	44,743	90,481	2,483,301
Total expenses	452,522	466,255	5,186,368

Other income (Note 3)	200,000	-	-

Net loss	$ (252,522)	$ (466,255)	$ (5,186,368)

Basic and diluted net loss per share	$ (0.007)	$ (0.02)

Weighted average number of shares outstanding – basic and diluted	37,665,058	28,209,411

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 9,
			1999
			(date of
	Year	Year	inception)
	ended	ended	to
	November 30,	November 30,	November 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$ (252,522)	$ (466,255)	$ (5,186,368)
Add items not affecting cash:
Amortization	-	869	1,813
Capital contributions	-	-	29,250
Common stock issued for services	10,000	-	472,880
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,618

Changes in non-cash working capital:
Prepaid expenses	-	5,878	-
Accounts payable and accrued liabilities	(12,906)	109,992	219,304
Cash Flows Used In Operations Activities	(255,428)	(349,516)	(2,053,253)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Cash Flows Used In Investing Activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	207,061	304,950	802,971
Common stock issued, net	34,992	50,425	1,456,287
Cash Flows Provided by Financing Activities	242,053	355,375	2,259,258

Increase (decrease) in cash	(13,375)	5,859	10,575

Cash, beginning	23,950	18,091	-

Cash, ending	$10,575	$ 23,950	$ 10,575

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash transactions (Note 7)

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period December 9, 1999 (Date of Inception) to November 30, 2008

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

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period December 9, 1999 (date of inception) to November 30, 2008

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

SEE ACCOMPANYING NOTES

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period December 9, 1999 (date of inception) to November 30, 2008

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Shares		Paid-in	Subscriptions	Exploration
	Number	Par Value	Capital	Receivable	Stage	Total

Common stock issued for cash -at $0.12	125,000	125	14,875	-	-	15,000
Common stock issued for cash - at $0.11	45,454	45	4,852	-	-	4,897
Common stock issued for cash – at $0.35	28,571	28	10,250	-	-	10,278
Common stock issued for cash – at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for cash – at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for debt - $0.021	11,324,074	11,324	226,481	-	-	237,813
Net loss	-	-	-	-	(466,255)	(436,255)
Balance, as at November 30, 2007	37,588,267	$37,588	$4,516,067	$ (6,600)	$ (4,933,268)	$ (386,213)

Common stock issued for cash - at $0.30	33,333	33	9,966	-	-	9,999
Common stock issued for cash - at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for cash - at $0.12	41,666	42	4,958	-	-	5,000
Common stock issued for cash - at $0.07	28,571	29	1,971	-	-	2,000
Common stock issued for cash - at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for services at $0.06	166,666	166	9,833	-	-	9,999
Share issue cost	-	-	(2,006)	-	-	(2,006)
Net loss	-	-	-	-	(252,522)	(252,522)
Balance, as at November 30, 2008	38,158,503	$38,158	$4,560,489	$ (6,600)	$ (5,185,790)	$ (593,743)

SEE ACCOMPANYING NOTES

Note 1

Nature of Continued Operations and Basis of Presentation

The Company is an exploration stage company. The Company is incorporated in Nevada and was organized for the purpose of acquiring, exploring and developing mineral properties. The recoverability of amounts from properties acquired will be dependent upon discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production.

In December 2006, the Company incorporated a wholly-owned subsidiary, Brookmount Peru SAC, in Peru.  As at November 30, 2008, this subsidiary is inactive and has no assets or liabilities.

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $593,743 at November 30, 2008 and has incurred losses since inception of $5,185,790 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

Note 2

Summaries of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in United States dollars.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly subsidiary.   All significant inter-company transactions have been eliminated in consolidation.

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

Note 2

Summary of Significant Accounting Policies – (continued)

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with FASB Statement No. 157.

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

At November 30, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Note 2

Summary of Significant Accounting Policies – (continued)

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

Note 2

Summary of Significant Accounting Policies – (continued)

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective December 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

Note 3

Commitments & Contingencies

On May 13, 2005, the Company signed a “Letter of Agreement” with a private corporation Jemma Resources Corp. (“Jemma”) to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma’s directors to the Company’s board of directors, Jemma completing a debt financing of $15 million, the Company’s right to elect not to proceed with the transaction resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN $75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company’s board of directors.  During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company’s management decided not to proceed with this transaction. The decision was as a result of the Company’s due diligence and Jemma’s inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement.  As of November 30, 2008, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company has fully provided against this advance during the year ended November 30, 2006.

Note 3

Commitments & Contingencies (continued)

During the year ending November 30, 2006, $150,000 was withdrawn from the Company’s bank account by a former director of the Company. The former director was not an authorized signatory on the Company’s bank account and had not been granted any such authority to withdraw the funds by the Company’s Board of Directors.  Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes.  The Company took legal action against the former director in an effort to recover the $150,000. As a result, the Supreme Court of British Columbia ordered the former director to pay the Company a sum of USD $173,700 plus accrued interest of USD $5,341 and legal fee $20,959  The sum of $200,000 was received by the Company in May 2008 and included as other income.

On June 29, 2006, a former director of the Company commenced legal action against the Company and its director. The former director claimed damages in excess of $5,000,000 for alleged breach of contract, libel, fraud, intentional deceit, wrongful conduct and emotional distress.  On February 12, 2007 the United States District Court issued a notice of dismissal.  The legal action against the Company was dismissed in its entirety.

Note 4

Mineral Properties

a)

Brookmount Claims, Abitibi West County, Quebec, Canada

During the year ended December 31, 2003, the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $47,779.  At November 14, 2006, the mineral claims lapsed and the Company chose not to renew them as the claims did not appear to be promising.

b)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares  valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At November 30, 2008, the title of this property has not been recorded in the name of the Company.

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

Note 4

Mineral Properties (continued)

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

3.

The Company must issue 500,000 common shares in four equal tranches of 125,000  on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  During the year ended November 30, 2006, the Company issued 125,000 shares;

4.

The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.   BC Ltd has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

5.

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

Note 5

Capital Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. There were 38,158,503 and 37,588,267 shares issued and outstanding at November 30, 2008 and 2007 respectively.

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

Note 5

Capital Stock

During the year ended November 30, 2007, the Company issued:

-

265,691 shares of common stock for cash proceeds of $50,425;

-    11,324,064 shares of common stock with a fair value of $237,813 pursuant to a debt settlement agreement; and

During the year ended November 30, 2008, the Company issued:

-

403,570 shares of common stock for net cash proceeds of $34,992;

-

166,666 shares of common stock with a fair value of $10,000 for services

As at November 30, 2008, the Company has not granted any stock options or warrants.

Note 6

Related Party Transactions

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

	November 30,
	2008	2007
General and administrative:
Consulting fees	$ 120,000	$ 40,000
Interest on loans	2,834	9,221
Management fees	120,000	200,000
	$ 242,834	$ 249,221

The consulting and management fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

At November 30, 2008 $241,625 is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company. These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

At November 30, 2008, $153,604 is due to the shareholder for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts cue for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

At November 30, 2008, $14,065 is due to a former director.  The amounts are unsecured and have no specific terms of repayment.

During the year ended November 30, 2007, the Company issued 11,324,064 shares of its common stock with a fair value of $237,813 to directors pursuant to debt settlement agreements.

Note 6

Related Party Transactions – (continued)

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

c)

3,630,000 shares of common stock with a fair value of $638,880 to its directors for the services provided to date (Note 6);

d)

158,016 shares of common stock with a fair value of $23,703 pursuant to a debt settlement agreement; and

e)

3,463,825 shares of common stock with a fair value of $155,873 pursuant to a debt settlement agreement (Note 6).

During the year ended November 30, 2007 the Company issued:

a)

11,324,074 shares of common stock with a fair value of $237,813 pursuant to a debt settlement agreement; and

During the year ended November 30, 2008 the Company issued:

a)

166,666 shares of common stock with a fair value of $10,000 for services rendered.

Note 8

Income taxes

The significant components of the Company’s deferred tax assets are as follows:

	November 30,
	2008	2007
Deferred tax assets
Non-capital loss carry forwards	$1,754,000	$ 1,668,000
Valuation allowance for deferred tax assets	(1,754,00)	(1,668,000)
	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards which is more likely than not to be realized from future operations.  The Company has provided an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry, as it is more likely than not that all of the deferred tax assets will not be realized. No provision for income taxes has been provided in these financial statements due to the net loss.  The Company has approximate net operating loss carry forwards of $5,200,000 and $4,900,000 for year ended 2008 and 2007 respectively; which expire commencing in 2019.

The components of the Company’s tax provision are as follows:

	November 30,
	2008	2007
Current income tax expense (benefit)	$(86,000)	$(158,000)
Deferred income tax	$86,000	$158,000

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have been effective during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of November 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended November 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Name

Age

Position with Registrant

Since

--------

----

------------------------------

-------

President, Director,

Peter Flueck

62

Chairman of the Board

March 21, 2003

Reto Kraehenbuehl

60

Director

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

Biographical information

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Peter Flueck, CEO, Director

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

Reto Kraehenbuehl, Director,

Mr. Kraehenbuehl based in Switzerland and has an accomplished business background, including senior management positions within several large banking, investment, and industrial corporations. Mr. Kraehenbuehl’s experience includes security analysis, investment analysis, management, EDP, insurance, and human resources. He is also fluent in 5 languages. Mr. Kraehenbuehl will be instrumental in directing Brookmount’s market awareness and finance activities in Europe.

Significant Employees, Consultants and Advisors

We have an advisory board which advises the Board of Directors which is comprised of the following:

ADVISORY BOARD

Martin Mount, Advisory Board Member,

Mr. Mount is a highly motivated and success oriented mining geologist and mine planning project engineer with more than 37 years of experience, including as chief and consulting geologist on many projects. Mr. Mount presently resides in Lima, Peru and is actively involved in consulting for several large mining operations in Peru. Mr. Mount will be a key strategic advisor as work begins on the companies Mercedes 100 project in Peru and in our future project acquisition program.

Robert Dowdell, Advisory Board Member and Professional Consulting Mining Engineer,

Mr. Dowdell is based in the UK and has more than 35 years of experience, including a PHD in Rock Mechanics. Mr. Dowdell has an extensive list of successful projects to his credit worldwide and has directed and consulted on numerous operations in Latin America and Peru. Mr. Dowdell will be instrumental in guiding Brookmount to Project Development and Production stage.

Jeff Reeder, Advisor Board Member and Professional Geologist,

Mr. Reeder has more than 15 years of experience and expertise in Peru, including finding and guiding exploration efforts on two world class mineral deposits. He is currently President and CEO of Amerix Precious Metals Corp. and serves as independent director on the board of several publicly traded mining companies. Mr. Reeder is registered with the APEGBC in the province of British Columbia and holds a BS Degree with a specialization in Geology from the University of Alberta Canada.

Alfonso Alvarez Calderon, Advisory Board Member,

Mr. Calderon is the Company’s attorney in Peru, with expertise in Mining Law and Regulations. Dr. Alvarez Calderon advises numerous North American mining companies in Peru and possesses a Masters Degree in Comparative Jurisprudence from New York University School of Law. He also possesses a Masters Degree in Business Administration, is a certified conciliator of the Ministry of Justice in Peru, is Honorary Consul for Trinidad and Tobago in Peru, and has practiced in London and New York, in addition to various other significant accomplishments which include many years of significant international finance experience.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Flueck.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management and consultants of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only two directors and one executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Peter Flueck, President	2008	$120,000	0	0	0	0	0	0	$120,000

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Peter Flueck during the fiscal period ending November 30, 2008.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

The Company does not have employment agreements..

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Peter Flueck	Director, President and CEO	14,905,555	39%
Common Stock	Zaf Sungur	Consultant, Previous COO	7,270,344	19%

(1)

The percent ownership of class is based on 38,352,669 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or executive officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•

any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Promoters and control persons

The promoter of our company is Peter Flueck.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired or are any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by Dale Matheson Chartered Accountants (our previous auditors) and Kempisty & Co. our current auditors, for the fiscal year ended November 30, 2008.

--------------------------------------------------------------------------------

Fiscal year ended

Fiscal year ended

November 30, 2008

November 30, 2007

--------------------------------------------------------------------------------

Audit fees

$19,500

$24,000

--------------------------------------------------------------------------------

Audit-related fees

$8,500

$6,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

Financial Statements for the fiscal year ended November 30, 2008:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b)

Exhibits

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certificate of principal executive officer and principal financial officer pursuant to 18

U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

Code of Ethics

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number

Exhibit Description

14.1

Code of Ethics

31.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKMOUNT EXPLORATIONS, INC.

/s/ Peter Flueck

Peter Flueck

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer

February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter Flueck

Peter Flueck

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer

February 25, 2009