Form 10-Q
period 2009-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2009-04-13
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   February 28, 2009

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________to______________

      Commission File Number 000-32181

BROOKMOUNT EXPLORATIONS INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0201259
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1465 Slater Road
Ferndale, Washington	98248
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(206) 497-2138
----------------------------

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[  X  ] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                                      Accelerated filer [   ]

Non-accelerated filer [   ]                                                        Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [ X ] Yes [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,525,169 shares of $0.001 par value common stock outstanding as of April 13, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

BROOKMOUNT EXPLORATIONS INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS

FEBRUARY 28, 2009 Unaudited

Brookmount Explorations Inc.

(An Exploration Stage Company)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT	F-4 – F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-15

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	February 28,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:

Cash	$ 4,888	$ 10,575

Total Assets	$ 4,888	$ 10,575

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$ 183,323	$ 197,176
Due to related parties (Note 6)	465,704	407,142

Total Liabilities	649,027	604,318

Commitments and Contingencies (Notes 1 and 4)	-	-

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
38,525,169 and 38,158,503 shares issued at February 28, 2009
and November 30, 2008, respectively (Note 5)	38,525	38,158
Additional paid-in capital	4,580,122	4,560,489
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,256,186)	(5,185,790)

Total Stockholders' Deficit	(644,139)	(593,743)

Total Liabilities and Stockholders' Deficit	$ 4,888	$ 10,575

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			December 9, 1999
	Three months ended		(date of inception)
	February 28, 2009	February 29, 2008	to February 28, 2009

REVENUE:	$ -	$ -	$ -

EXPENSES:

General and administrative (Note 6)	70,396	88,403	2,772,885
Mineral property costs (Note 4)	-	-	2,483,301

Net Loss	$ (70,396)	$ (88,403)	$ (5,256,186)

Basic and diluted net loss per share	$ -	$ -

Weighted average shares used in calculating
Basic and diluted net loss per share	38,026,701	37,620,501

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to February 28, 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total
Balance at December 9, 1999
(date of inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001	3,500,000	3,500	-	-	-	3,500
Common stock issued for cash at $0.002	5,750,000	5,750	5,750	-	-	11,500
Common stock issued for cash at $0.20	32,400	32	6,448	-	-	6,480
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss for the period	-	-	-	-	(31,327)	(31,327)
Balance at November 30, 2000	9,282,400	9,282	21,198	0	(31,327)	(847)
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	(17,215)	(17,215)
Balance at November 30, 2001	9,282,400	9,282	30,198	0	(48,542)	(9,062)
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	(17,811)	(17,811)
Balance at November 30, 2002	9,282,400	9,282	39,198	0	(66,353)	(17,873)
Common stock issued for cash at $0.25	176,500	177	43,948	-	-	44,125
Common stock issued for cash at $0.50	250,000	250	125,262	-	-	125,512
Contributions to capital by officers	-	-	2,250	-	-	2,250
Net loss for the year	-	-	-	-	(164,407)	(164,407)
Balance at November 30, 2003	9,708,900	9,709	210,658	0	(230,760)	(10,393)
Common stock issued for cash at $0.50	575,948	576	287,398	(100)	-	287,874
Net loss for the year	-	-	-	-	(322,261)	(322,261)
Balance at November 30, 2004	10,284,848	10,285	498,056	(100)	(553,021)	(44,780)
Common stock issued for cash at $0.21	100,000	100	21,130	-	-	21,230
Common stock issued for cash at $0.25	200,000	200	46,300	-	-	46,500
Common stock issued for cash at $0.35	134,100	134	46,867	(6,500)	-	40,501
Common stock issued for cash at $0.40	62,500	63	24,937	-	-	25,000
Common stock issued for cash at $0.50	411,190	411	205,184	-	-	205,595
Common stock issued for cash at $0.56	35,714	35	19,965	-	-	20,000
Common stock issued for cash at $0.60	10,333	10	6,190	-	-	6,200
Common stock issued for cash at $0.63	30,000	30	18,870	-	-	18,900
Common stock issued for mineral
property at $0.40	5,000,000	5,000	1,995,000	-	-	2,000,000
Common stock issued for mineral
property at $0.30	500,000	500	149,500	-	-	150,000
Net loss for the year	-	-	-	-	(2,510,579)	(2,510,579)
Balance at November 30, 2005	16,768,685	16,768	3,031,999	(6,600)	(3,063,600)	(21,433)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to February 28, 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total
Balance at November 30, 2005	16,768,685	16,768	3,031,999	(6,600)	(3,063,600)	(21,433)
Common stock issued for cash at $0.09	1,580,000	1,580	131,366	-	-	132,946
Common stock issued for cash at $0.40	759,975	760	274,240	-	-	275,000
Common stock issued for cash at $0.60	163,001	163	99,837	-	-	100,000
Common stock issued for mineral
property at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for mineral
property at $0.15	375,000	375	55,875	-	-	56,250
Common stock issued for services	7,921,000	7,921	2,021,241	-	-	2,029,162
Common stock cancelled	(5,291,000)	(5,291)	(1,560,992)	-	-	(1,566,283)
Common stock issued for debt	3,621,841	3,622	175,953	-	-	179,575
Net loss for the year	-	-	-	-	(1,403,413)	(1,403,413)
Balance at November 30, 2006	25,998,502	25,998	4,239,419	(6,600)	(4,467,013)	(208,196)
Common stock issued for cash at $0.12	125,000	125	14,875	-	-	15,000
Common stock issued for cash at $0.11	45,454	45	4,852	-	-	4,897
Common stock issued for cash at $0.35	28,571	28	10,250	-	-	10,278
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for debt at $0.021	11,324,074	11,324	226,481	-	-	237,805
Net loss for the year	-	-	-	-	(466,255)	(466,255)
Balance at November 30, 2007	37,588,267	37,586	4,516,061	(6,600)	(4,933,268)	(386,221)
Common stock issued for cash at $0.30	33,333	33	9,966	-	-	9,999
Common stock issued for cash at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for cash at $0.12	41,666	42	4,958	-	-	5,000
Common stock issued for cash at $0.07	28,571	29	1,971	-	-	2,000
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for services at $0.06	166,666	166	9,833	-	-	9,999
Share issue cost	-	-	(2,006)	-	-	(2,006)
Net loss for the year	-	-	-	-	(252,522)	(252,522)
Balance at November 30, 2008	38,158,503	38,156	4,560,483	(6,600)	(5,185,790)	(593,751)
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for services at $0.06	166,666	167	9,833	-	-	10,000
Net loss for the period	-	-	-	-	(70,396)	(70,396)
Balance at February 28, 2009 (unaudited)	38,525,169	$ 38,523	$ 4,580,116	$ (6,600)	$ (5,256,186)	$(644,147)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 9, 1999
	Three months ended		(date of inception)
	February 28, 2009	February 29, 2008	to February 28, 2009

Cash Flows from Operating Activities
Net loss	$ (70,396)	$ (88,403)	$ (5,256,186)
Adjustments to reconcile net income to net cash
used by operating activities
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Common stock issued for services	10,000	-	482,880
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,618
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(13,854)	(3,900)	207,031
Net cash used by operating activities	(74,250)	(92,303)	(2,125,344)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used by investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	58,563	71,474	859,383
Common stock issued, net	10,000	7,999	1,466,279
Net cash provided by financing activities	68,563	79,473	2,325,662

Increase (decrease) in cash	(5,687)	(12,830)	4,888
Cash, beginning of period	10,575	23,950	-

Cash, end of period	$ 4,888	$ 11,120	$ 4,888

Supplemental disclosures information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

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

In December 2006, the Company incorporated a wholly-owned subsidiary, Brookmount Peru SAC, in Peru.  As at February 28, 2009, this subsidiary is inactive and has no assets or liabilities

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $644,139 at February 28, 2009 (November 30, 2008 - $593,743) and has incurred losses since inception of $5,256,186 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 its characterization of the Company as an exploration stage enterprise.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At February 28, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-06-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective December 1, 2008 for all financial assets and liabilities required.  The adoption of SFAS 157 was not material to the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115, (“SFAS 159” which is effective for fiscal years beginning after November 15, 2007.  SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in operations.  The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 – ADVANCES

On May 13, 2005, the Company signed a “Letter of Agreement” with a private corporation Jemma Resources Corp. (“Jemma”) to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma’s directors to the Company’s board of directors, Jemma completing a debt financing of $15 million, the Company’s right to elect not to proceed with the transaction resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN $75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company’s board of directors.  During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company’s management decided not to proceed with this transaction. The decision was as a result of the Company’s due diligence and Jemma’s inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement.  As of February 28, 2009, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company has fully provided against this advance during the year ended November 30, 2006.

During the year ending November 30, 2006, $150,000 was withdrawn from the Company’s bank account by a former director of the Company. The former director was not an authorized signatory on the Company’s bank account and had not been granted any such authority to withdraw the funds by the Company’s Board of Directors.  Upon completion of an investigation, the Company determined that the former director had not used the funds for corporate purposes.  The Company took legal action against the former director in an effort to recover the $150,000. As a result, the Supreme Court of British Columbia ordered the former director to pay the Company a sum of USD $173,700 plus accrued interest of USD $5,341 and legal costs of $20,959.  The sum of USD $200,000 was received by the Company in May 2008 and included in other income.

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

NOTE 4 – MINERAL PROPERTIES

Brookmount Claims, Abitibi West County, Quebec, Canada

During the year ended December 31, 2003, the Company acquired five mineral claims located in the Chazel Township, in the Province of Quebec for $47,779.  At November 14, 2006, the mineral claims lapsed and the Company chose not to renew them as the claims did not appear to be promising.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (continued)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At February 28, 2009, the title of this property has not been recorded in the name of the Company.

Rock Creek Claims, British Columbia, Canada

On May 25, 2006, the Company entered into an option agreement (the “Agreement”) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (“722161 BC”) on the following terms:

1.

The Company must issue 100,000 common shares upon execution of the Agreement (issued);

2.

Although the Company has not made its cash payments in accordance with the Agreement, 722161 BC has agreed to uphold the Agreement to date.  In accordance with the Agreement, the Company is obligated to make cash payments totalling CAD$250,000 as follows:

-

August 15, 2006            - $10,000; (paid)

-

September 15, 2006      - $12,500; (paid)

-

November 15, 2006      - $12,500; (unpaid)

-

$12,500 on or before January 15, 2007 , and instalment payments of $12,500 quarterly thereafter on or before the 15th days of April, July October and January of each year until the total of $250,000 has been paid or satisfied;

Although the Company has not made its cash payments in accordance with the Agreement, 722161 BC has not given the Company a notice of default in terms of the Agreement.

3.

The Company must issue 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  During the year November 30, 2006, the Company issued 125,000 shares;

4.

The Company must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.   722161 BC has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

5.

On March 31, 2008, a formal notice of default was issued to the Company by 722161 BC.  The Company had 30 days to cure the default at which time the agreement terminated except as to the Company’s obligations prior to the default of approximately $80,000 which has been recorded as a liability by the Company.  The Company did not cure the default and the agreement terminated on April 30, 2008.

Due to the preliminary stage of exploration activities on the Company’s properties, all mineral property acquisition cost have been expensed.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 – CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  At February 28, 2009 there were 38,525,169 shares issued and outstanding (November 30, 2008 – 38,158,503).

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

During the year ending November 30, 2008, the Company issued:

-

403,570 common shares for net cash proceeds of $34,993;

-

166,666 common shares for services of $9,999.

During the three month period ended February 28, 2009, the Company issued:

-

On December 12, 2008, the Company issued 200,000 units for cash proceeds of $10,000.  Each unit consisted of one common share of the Company and one-half warrant.  One warrant entitles the holder to subscribe for one additional common share at a price of $0.25 until December 12, 2009.  The grant date fair market value of the warrants granted in connection with this issuance was estimated to be $Nil, have been included in share capital on a net basis and accordingly have not been recorded as a separate component of shareholders’ equity.

-

166,666 shares of common stock for services of $10,000.

As at February 28, 2009, the Company has granted no stock options and granted 100,000 warrants (November 30, 2008 – Nil).  Each warrant entitles the holder to subscribe for one additional common share at a price of $0.25 until December 12, 2009.  The weighted average remaining life of these warrants as at February 28, 2009 was .77 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

	Three months ended
	February 28,	February 29,
General and administrative:	2009	2008
Consulting fees	$30,000	$30,000
Interest on loans	1,780	682
Management fees	30,000	30,000
	$61,780	$60,682

The management and consulting fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

At February 28, 2009, $273,232 (November 30, 2008 - $241,625) is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

At February 28, 2009, $183,339 (November 30, 2008 - $153,064) is due to a shareholder for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

At February 28, 2009, $14,065 (November 30, 2008 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment.

During the year ended November 30, 2007, the Company issued 11,324,064 shares of its common stock with a fair value of $237,813 to directors pursuant to debt settlement agreements.

During the year ended November 30, 2006, the Company issued 4,291,000 shares of its common stock with a fair value of $1,390,284 to a former director for services to be rendered during the 2006 fiscal year.  Initially this amount was deferred and expensed over the duration of the 2006 fiscal year.  On April 26, 2006 the services of this director was terminated (See Note 3).  During the period ended May 31, 2006 the Company expensed the deferred amount of $1,039,495 as no further services will be rendered by this former director.  The Company cancelled these shares in full during the year ended November 30, 2006.

During the year ended November 30, 2006, the Company issued 3,630,000 shares of its common stock with a fair value of $638,880 to its directors and former director for the services provided, or to be provided.  The Company cancelled 1,000,000 of these shares issued to a former director of the Company during the year ended November 30, 2006.

During the year ended November 30, 2006, the Company issued 3,463,825 shares of its commons stock with a fair value of $155,873 to directors and a company with common directors pursuant to debt settlement agreements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7 – NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the 3 months ending February 28, 2008 the Company issued 166,666 shares of common stock with a fair value of $10,000 for services rendered.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission (" SEC ").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

Plan of Operations

Our plan of operations for the near future is to complete a secondary exploration program on the Mercedes 100 property.  We anticipate that this program will cost approximately $250,000.

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

We will require additional funding in order to proceed with exploration on the Mercedes 100 property and to cover administrative expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

We are the beneficial owner of a 100% interest in the Mercedes 100 property, consisting of six mineral claims, as follows:

Claim Name	Claim Number	Claim Area (Hectares)
Mercedes 100	C-08020145X011	450.00
Celeste	C-010151600	298.84
Celeste No. 2	C-010151500	218.58
Celeste No. 4	C-010151700	200.00

Nuevo Herraje Cuatro	C-010154100	996.96
Nueva Charo	C-010051101	446.93

Subsequently we acquired an additional claim consisting of 500 hectares at the Mercedes 100 property.

On May 25, 2006, we entered into an option agreement (the “Agreement”) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (“722161 BC”) on the following terms:

1.

The issuance of 100,000 common shares upon execution of the Agreement (issued);

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

3.

The issuance of 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  As at February 29, 2008, a total of 125,000 shares had been issued;

4.

We must incur exploration expenses of $1,000,000 over a period of five years from the date of the Agreement.  722161 BC has a 56% interest in mineral claims located in the Rock Creek area of British Columbia, Canada.

On March 31, 2008, a formal notice of default was issued by 722161 BC.  We had 30 days to cure the default, at which time the agreement terminated except as to our obligations prior to the default of approximately $80,000, which we have recorded as a liability.   We did not cure the default and the agreement terminated on April 30, 2008.

Results of Operations for Three Months Ending February 28, 2009

We did not earn any revenues during the three-month period ending February 28, 2009. We incurred operating expenses in the amount of $70,396 for the three-month period ended February 28, 2009 (2008 - $88,403) consisting of general and administrative expenses.

Related party transactions for the three months ended February 28, 2009 consisted of consulting fees of $30,000 (2008 - $30,000), interest on loans of $1,780 (2008 - $682) and management fees of $30,000 (2008 $30,000).

Liquidity and Capital Resources

At February 28, 2009, we had total assets of $4,888, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $183,323 and $465,704 in related party loans.  Our working capital deficiency as of February 28, 2009 was $644,139, compared to a working capital deficiency of $593,743 for the year ended November 30, 2008.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2009.  This evaluation was conducted by Peter Flueck our Principal Executive Officer and Principal Accounting Officer).

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

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

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not presently a party to any litigation.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Changes in Securities and Use of Proceeds

We did not issue any securities during the quarter ended February 28, 2009.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

On January 16, 2009 we filed a Form 8-K advising that Dale Matheson Carr-Hilton Labonte LLP (“DMCL”), Chartered  Accountants,  were dismissed as our independent  auditor.  DMCL's reports on our financial  statements for the fiscal years ended  November 30, 2005, November 30, 2006 and November 30, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty,  audit scope or accounting principles. The decision to change Accountants was approved by our board of directors.

We also announced that we had engaged Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty”) of 15 Maiden Lane, 10th Floor, New York, NY 10038 as our new independent  accountants.

We have not consulted with Kempisty regarding the application of accounting principles, the type of audit opinion that might be rendered by Kempisty or any other matter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   April 13, 2009

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)