Form 10-Q/A
period 2009-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2009-07-01
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ( “Amendment No. 1”) amends the Company’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2009, as filed with the Securities and Exchange Commission (“SEC”) on April 13, 2009 (“Original Filing”) and is being filed for the sole purpose to include a revised Item 4 of Part I discussing the Company’s (i) disclosure controls and procedures and (ii) internal control over financial reporting.

In connection with the filing of this Amendment No. 1, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment No.1 the certifications pursuant to Rule 13a-14(a).  Because no financial statements are contained within this Amendment No.1, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

This Amendment No. 1 to the Original Filing is solely for the purpose described above.  The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein.  This Amendment No. 1 does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment No. 1 remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

Item 4:

Controls and Procedures

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our company's internal control over financial reporting is a process designed under the supervision of our company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our company's board of  directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our company's Chief Financial Officer in connection with the audit of our financial statements as of November 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our company's financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in our company's determination to its financial statements for the future years.

We are committed to improving our financial organization.  As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our company's Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management's report is not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED:   June 30, 2009

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)