Form 10-Q
period 2009-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2009-07-09
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   May 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,645,169 shares of $0.001 par value common stock outstanding as of July 3, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

The financial statements of Brookmount Explorations Inc. (the “Company”, "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended November 30, 2008.

BROOKMOUNT EXPLORATIONS INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS

MAY 31, 2009 Unaudited

Brookmount Explorations Inc.

(An Exploration Stage Company)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT	F5 - F6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8 – F15

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	May 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:

Cash	$ 2	$ 10,575

Total Assets	$ 2	$ 10,575

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$ 198,351	$ 197,176
Due to related parties (Note 6)	527,281	407,142

Total Liabilities	725,632	604,318

Commitments and Contingencies (Notes 1 and 4)	-	-

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
38,645,169 and 38,158,503 shares issued at May 31, 2009
and November 30, 2008, respectively (Note 5)	38,645	38,158
Additional paid-in capital	4,583,602	4,560,489
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,341,277)	(5,185,790)

Total Stockholders' Deficit	(725,630)	(593,743)

Total Liabilities and Stockholders' Deficit	$ 2	$ 10,575

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					December 9,
					1999 (date of
	Three months ended May 31,		Six months ended May 31,		inception) to
	2009	2008	2009	2008	May 31, 2009

REVENUE:	$ -	$ -	$ -	$ -	$ -

EXPENSES:

General and administrative (Note 6)	85,091	123,326	155,487	211,729	3,057,976
Mineral property costs (Note 4)	-	31,361	-	31,361	2,483,301
Total Expenses	(85,091)	(154,687)	(155,487)	(243,090)	(5,541,277)

Other income (loss)	-	200,000	-	200,000	200,000

Net Income (loss)	$ (85,091)	$ 45,313	$ (155,487)	$ (43,090)	$ (5,341,277)

Basic and diluted net income (loss) per share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

Weighted average shares used in calculating
Basic and diluted net income (loss) per share	38,645,169	37,621,600	38,607,403	37,621,236

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to May 31, 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total
Balance at December 9, 1999
(date of inception)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001	3,500,000	3,500	-	-	-	3,500
Common stock issued for cash at $0.002	5,750,000	5,750	5,750	-	-	11,500
Common stock issued for cash at $0.20	32,400	32	6,448	-	-	6,480
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss for the period	-	-	-	-	(31,327)	(31,327)
Balance at November 30, 2000	9,282,400	9,282	21,198	-	(31,327)	(847)
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	(17,215)	(17,215)
Balance at November 30, 2001	9,282,400	9,282	30,198	-	(48,542)	(9,062)
Contributions to capital by officers	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	(17,811)	(17,811)
Balance at November 30, 2002	9,282,400	9,282	39,198	-	(66,353)	(17,873)
Common stock issued for cash at $0.25	176,500	177	43,948	-	-	44,125
Common stock issued for cash at $0.50	250,000	250	125,262	-	-	125,512
Contributions to capital by officers	-	-	2,250	-	-	2,250
Net loss for the year	-	-	-	-	(164,407)	(164,407)
Balance at November 30, 2003	9,708,900	9,709	210,658	-	(230,760)	(10,393)
Common stock issued for cash at $0.50	575,948	576	287,398	(100)	-	287,874
Net loss for the year	-	-	-	-	(322,261)	(322,261)
Balance at November 30, 2004	10,284,848	10,285	498,056	(100)	(553,021)	(44,780)
Common stock issued for cash at $0.21	100,000	100	21,130	-	-	21,230
Common stock issued for cash at $0.25	200,000	200	46,300	-	-	46,500
Common stock issued for cash at $0.35	134,100	134	46,867	(6,500)	-	40,501
Common stock issued for cash at $0.40	62,500	63	24,937	-	-	25,000
Common stock issued for cash at $0.50	411,190	411	205,184	-	-	205,595
Common stock issued for cash at $0.56	35,714	35	19,965	-	-	20,000
Common stock issued for cash at $0.60	10,333	10	6,190	-	-	6,200
Common stock issued for cash at $0.63	30,000	30	18,870	-	-	18,900
Common stock issued for mineral
property at $0.40	5,000,000	5,000	1,995,000	-	-	2,000,000
Common stock issued for mineral
property at $0.30	500,000	500	149,500	-	-	150,000
Net loss for the year	-	-	-	-	(2,510,579)	(2,510,579)
Balance at November 30, 2005	16,768,685	16,768	3,031,999	(6,600)	(3,063,600)	(21,433)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to May 31, 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total
Balance at November 30, 2005	16,768,685	16,768	3,031,999	(6,600)	(3,063,600)	(21,433)
Common stock issued for cash at $0.09	1,580,000	1,580	131,366	-	-	132,946
Common stock issued for cash at $0.40	759,975	760	274,240	-	-	275,000
Common stock issued for cash at $0.60	163,001	163	99,837	-	-	100,000
Common stock issued for mineral
property at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for mineral
property at $0.15	375,000	375	55,875	-	-	56,250
Common stock issued for services	7,921,000	7,921	2,021,241	-	-	2,029,162
Common stock cancelled	(5,291,000)	(5,291)	(1,560,992)	-	-	(1,566,283)
Common stock issued for debt	3,621,841	3,622	175,953	-	-	179,575
Net loss for the year	-	-	-	-	(1,403,413)	(1,403,413)
Balance at November 30, 2006	25,998,502	25,998	4,239,419	(6,600)	(4,467,013)	(208,196)
Common stock issued for cash at $0.12	125,000	125	14,875	-	-	15,000
Common stock issued for cash at $0.11	45,454	46	4,851	-	-	4,897
Common stock issued for cash at $0.35	28,571	29	10,249	-	-	10,278
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for debt at $0.021	11,324,074	11,324	226,489	-	-	237,813
Net loss for the year	-	-	-	-	(466,255)	(466,255)
Balance at November 30, 2007	37,588,267	37,588	4,516,067	(6,600)	(4,933,268)	(386,213)
Common stock issued for cash at $0.30	33,333	33	9,966	-	-	9,999
Common stock issued for cash at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for cash at $0.12	41,666	42	4,958	-	-	5,000
Common stock issued for cash at $0.07	28,571	29	1,971	-	-	2,000
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for services at $0.06	166,666	166	9,833	-	-	9,999
Share issue cost	-	-	(2,006)	-	-	(2,006)
Net loss for the year	-	-	-	-	(252,522)	(252,522)
Balance at November 30, 2008	38,158,503	38,158	4,560,489	(6,600)	(5,185,790)	(593,743)
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for services at $0.06	166,666	167	9,833	-	-	10,000
Common stock issued for services at $0.03	120,000	120	3,480	-	-	3,600
Net loss for the period	-	-	-	-	(155,487)	(155,487)
Balance at May 31, 2009 (unaudited)	38,645,169	$ 38,645	$ 4,583,602	$ (6,600)	$ (5,341,277)	$(725,630)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 9, 1999
	Six months ended May 31,		(date of inception)
	2009	2008	to May 31, 2009

Cash Flows from Operating Activities
Net loss	$ (155,487)	$ (43,090)	$ (5,341,277)
Adjustments to reconcile net loss to net cash
used by operating activities
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Common stock issued for services	13,600	-	486,480
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,618
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,175	(18,718)	222,061
Net cash used by operating activities	(140,712)	(61,808)	(2,191,805)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used by investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	120,139	34,369	920,958
Common stock issued, net	10,000	7,999	1,466,279
Net cash provided by financing activities	130,139	42,368	2,387,237

Increase (decrease) in cash	(10,573)	(19,440)	2
Cash, beginning of period	10,575	23,950	-

Cash, end of period	$ 2	$ 4,510	$ 2

Supplemental disclosures information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

     Supplemental Non-Cash transaction disclosures (Note 7)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

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

In December 2006, the Company incorporated a wholly-owned subsidiary, Brookmount Peru SAC, in Peru.  As at May 31, 2009, this subsidiary is inactive and has no assets or liabilities.

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $725,630 at May 31, 2009 (November 30, 2008 - $593,743) and has incurred losses since inception of $5,341,277 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At May 31, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our financial statements and footnote disclosures.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-06-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for interim reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NOTE 3 – ADVANCES

On May 13, 2005, the Company signed a “Letter of Agreement” with a private corporation Jemma Resources Corp. (“Jemma”) to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma’s directors to the Company’s board of directors, Jemma completing a debt financing of $15 million, the Company’s right to elect not to proceed with the transaction resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN $75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company’s board of directors.  During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company’s management decided not to proceed with this transaction. The decision was as a result of the Company’s due diligence and Jemma’s inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement.  As of May 31, 2009, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company has fully provided against this advance during the year ended November 30, 2006.

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

(Unaudited)

NOTE 4 – MINERAL PROPERTIES (continued)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At May 31, 2009, the title of this property has not been recorded in the name of the Company.

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

(Unaudited)

NOTE 5 – CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  At May 31, 2009 there were 38,645,169 shares issued and outstanding (November 30, 2008 – 38,158,503).

During the year ending November 30, 2008, the Company issued:

-     403,570 common shares for net cash proceeds of $34,993;

-      166,666 common shares for services of $9,999.

During the six month period ended May 31, 2009, the Company issued:

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

-

286,666 shares of common stock for services of $13,600.

As at May 31, 2009, the Company has granted no stock options and granted 100,000 warrants (November 30, 2008 – Nil).  Each warrant entitles the holder to subscribe for one additional common share at a price of $0.25 until December 12, 2009.  The weighted average remaining life of these warrants as at May 31, 2009 was .52 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

	Six months ended May 31,
General and administrative:	2009	2008
Consulting fees	$60,000	$60,000
Interest on loans	3,646	682
Management fees	60,000	60,000
	$123,646	$120,682

The management and consulting fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

May 31, 2009

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

At May 31, 2009, $308,988 (November 30, 2008 - $241,625) is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

At May 31, 2009, $210,027 (November 30, 2008 - $153,604) is due to a shareholder for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.

At May 31, 2009, $14,065 (November 30, 2008 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment.

NOTE 7 – NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ending May 31, 2009 the Company issued:

a)

286,666 shares of common stock with a fair value of $13,600 for services rendered.

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

In addition, we anticipate spending $60,000 on professional fees, $120,000 on management fees, $120,000 on consulting fees, $40,000 on travel costs, $40,000 on promotional expenses and $40,000 on other administrative expenses in the next 12 months.

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

Subsequently we acquired the Confienza Claim (C-010079806) consisting of 500 hectares at the Mercedes 100 property.

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

Results of Operations for Three Months Ending May 31, 2009.

We did not earn any revenues during the six month period ending May 31, 2009 and 2008. We incurred operating expenses in the amount of $155,487 for the six month period ended May 31, 2009 (2008 - $ 211,729) consisting of general and administrative expenses.  During the six month ending May 31, 2008, the Company recouped $200,000 from a former director which was credited to other income.

We did not earn any revenues during the three month period ending May 31, 2009 and 2008. We incurred operating expenses in the amount of $85,091 for the three month period ended May 31, 2009 (2008 - $123,326) consisting of general and administrative expenses.

Related party transactions for the six months ended May 31, 2009 were $123,646 (2008 - $120,682.  And for the three months ended May 31, 2009 were 60,000 (2008 - $60,000)

Liquidity and Capital Resources

At May 31, 2009, we had total assets of $2, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $198,351 and $527,281 due to related parties.  Our working capital deficiency as of May 31, 2009 was $725,630, compared to a working capital deficiency of $593,743 for the year ended November 30, 2008.

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

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our financial statements and footnote disclosures.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-06-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended May 31, 2009 we issued 200,000 units for cash proceeds of $10,000.  Each unit consisted of one common share and one-half share purchase warrant.  One warrant entitles the holder to subscribe for one additional common share at a price of $0.25 until December 12, 2009.  We also issued 286,666 shares of common stock with a fair value of $13,600 for services rendered.

These securities were sold in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The share issuances were made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such issuances.

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   July 8, 2009

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)