Form 10-K/A
period 2008-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2009-08-05
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to our annual report on Form 10-K for the fiscal year ended November 30, 2008, which was filed with the Securities and Exchange Commission on March 3, 2009 (the "Original Filing") to amend the Report of both our current and former Independent Registered Public Accounting Firms to remove reference to other auditors in their opinions and to identify the inception-to-date cumulative information, covering the period from December 9, 1999 (inception) through November 30, 2004 “unaudited”.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change any other information in the financial statements or any other items or disclosures in the Original Filing.   This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.  In addition, as further required by Rule 12b-15, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

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

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Brookmount Explorations Inc.:

We have audited the  accompanying  balance sheet of Brookmount  Explorations Inc (An  Exploration  Stage  Company)  as of  November  30,  2007 and  the  related statements of operations,  stockholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2007 and the results of its operations, cash flows and changes in stockholders’ deficit for the year then ended, in conformity with generally accepted accounting principles used in the United States of America.

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

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7CPA (7272) – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Brookmount Explorations Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Brookmount Explorations Inc. (an exploration stage company) as of November 30, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookmount Explorations Inc. (an exploration stage company) at November 30, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

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
			(unaudited)
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
			(Unaudited)
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

Related Party Transactions – (continued

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

August 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter Flueck

Peter Flueck

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer

August 5, 2009