Form 10-Q/A
period 2009-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2009-08-27
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) amends the Company’s Quarterly Report on Form 10-Q for the first quarter ended February 28, 2009, as filed with the Securities and Exchange Commission (“SEC”) on April 13, 2009 (“Original Filing”) and the Form 10-Q/A (Amendment No. 1), as filed with the Securities and Exchange Commission on July 1, 2009 (“Amendment No. 1”) and is being filed for the sole purpose of revising Item 4 discussing the Company’s (i) disclosure controls and procedures, and (ii) changes in internal control over financial reporting.

In connection with the filing of this Amendment No. 2, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as an exhibit to this Amendment No.2 the certification pursuant to Rule 13a-14(a).  Because no financial statements are contained within this Amendment No.2, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

This Amendment No. 2 to the Original Filing and the Amendment No. 1 is solely for the purpose described above.  The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein.  This Amendment No. 2 does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment No. 2 remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

Item 4:

Controls and Procedures

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as a result of the weaknesses in the design of our internal control over financial reporting.

There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

DATED:   August 27, 2009

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)