Form 10-Q/A
period 2009-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2009-08-27
CIK 1122993

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ( “Amendment No. 1”) amends the Company’s Quarterly Report on Form 10-Q for the second quarter ended May 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on July 9, 2009 (“Original Filing”) and is being filed for the sole purpose of revising Item 4 discussing the Company’s (i) disclosure controls and procedures, and (ii) changes in internal control over financial reporting.

In connection with the filing of this Amendment No. 1, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as an exhibit to this Amendment No. 1 the certification pursuant to Rule 13a-14(a).  Because no financial statements are contained within this Amendment No. 1, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

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