Form 10-Q
period 2009-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2009-10-13
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   August 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,098,740 shares of $0.001 par value common stock outstanding as of October 8, 2009.

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

BROOKMOUNT EXPLORATIONS INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

AUGUST 31, 2009

Unaudited

Brookmount Explorations Inc.

(An Exploration Stage Company)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT	F5 - F6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8 – F15

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	August 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:

Cash	$ 37,453	$ 10,575

Total Assets	$ 37,453	$ 10,575

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities (Note 6)	$ 202,702	$ 197,176
Due to related parties (Note 6)	556,893	407,142

Total Liabilities	759,595	604,318

Commitments and Contingencies (Notes 1 and 4)	-	-

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
40,098,740 and 38,158,503 shares issued at August 31, 2009
and November 30, 2008, respectively (Note 5)	40,098	38,158
Additional paid-in capital	4,684,649	4,560,489
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,440,289)	(5,185,790)

Total Stockholders' Deficit	(722,142)	(593,743)

Total Liabilities and Stockholders' Deficit	$ 37,453	$ 10,575

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					December 9,
	Three months ended		Nine months ended		1999 (date of
	August 31,		August 31,		inception) to
	2009	2008	2009	2008	August 31, 2009

REVENUE:	$ -	$ -	$ -	$ -	$ -

EXPENSES:

General and administrative (Note 6)	94,679	96,302	250,166	308,031	3,152,655
Mineral property costs (Note 4)	9,010	-	9,010	31,361	2,492,311
Total Expenses	(103,689)	(96,302)	(259,176)	(339,392)	(5,644,966)

Other income (loss)	4,677	-	4,677	200,000	204,677

Net Income (loss)	$ (99,012)	$ (96,302)	$ (254,499)	$ (139,392)	$ (5,440,289)

Basic and diluted net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares used in calculating
Basic and diluted net income (loss) per share	39,313,142	37,656,383	38,846,143	37,632,873

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to August 31, 2009

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to August 31, 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total
Balance at November 30, 2005	16,768,685	16,768	3,031,999	(6,600)	(3,063,600)	(21,433)
Common stock issued for cash at $0.09	1,580,000	1,580	131,366	-	-	132,946
Common stock issued for cash at $0.40	759,975	760	274,240	-	-	275,000
Common stock issued for cash at $0.60	163,001	163	99,837	-	-	100,000
Common stock issued for mineral
property at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for mineral
property at $0.15	375,000	375	55,875	-	-	56,250
Common stock issued for services	7,921,000	7,921	2,021,241	-	-	2,029,162
Common stock cancelled	(5,291,000)	(5,291)	(1,560,992)	-	-	(1,566,283)
Common stock issued for debt	3,621,841	3,622	175,953	-	-	179,575
Net loss for the year	-	-	-	-	(1,403,413)	(1,403,413)
Balance at November 30, 2006	25,998,502	25,998	4,239,419	(6,600)	(4,467,013)	(208,196)
Common stock issued for cash at $0.12	125,000	125	14,875	-	-	15,000
Common stock issued for cash at $0.11	45,454	46	4,851	-	-	4,897
Common stock issued for cash at $0.35	28,571	29	10,249	-	-	10,278
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for debt at $0.021	11,324,074	11,324	226,489	-	-	237,813
Net loss for the year	-	-	-	-	(466,255)	(466,255)
Balance at November 30, 2007	37,588,267	37,588	4,516,067	(6,600)	(4,933,268)	(386,213)
Common stock issued for cash at $0.30	33,333	33	9,966	-	-	9,999
Common stock issued for cash at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for cash at $0.12	41,666	42	4,958	-	-	5,000
Common stock issued for cash at $0.07	28,571	29	1,971	-	-	2,000
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for services at $0.06	166,666	166	9,833	-	-	9,999
Share issue cost	-	-	(2,006)	-	-	(2,006)
Net loss for the year	-	-	-	-	(252,522)	(252,522)
Balance at November 30, 2008	38,158,503	38,158	4,560,489	(6,600)	(5,185,790)	(593,743)
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for cash at $0.07	1,428,571	1,428	98,572	-	-	100,000
Common stock issued for services at $0.06	166,666	167	9,833	-	-	10,000
Common stock issued for services at $0.03	120,000	120	3,480	-	-	3,600
Common stock issued for services at $0.10	25,000	25	2,475	-	-	2,500
Net loss for the period	-	-	-	-	(254,499)	(254,499)
Balance at August 31, 2009 (unaudited)	40,098,740	$ 40,098	$ 4,684,649	$ (6,600)	$ (5,440,289)	$ (722,142)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 9, 1999
	Nine months ended August 31,		(date of inception)
	2009	2008	to August 31, 2009

Cash Flows from Operating Activities
Net loss	$ (254,499)	$ (139,392)	$ (5,440,289)
Adjustments to reconcile net loss to net cash
used by operating activities
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Common stock issued for services	16,100	-	488,980
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,618
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,526	(17,557)	226,412
Net cash used by operating activities	(232,873)	(156,949)	(2,283,966)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used by investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	149,751	115,168	950,570
Common stock issued, net	110,000	17,985	1,566,279
Net cash provided by financing activities	259,751	133,153	2,516,849

Increase (decrease) in cash	26,878	(23,796)	37,453
Cash, beginning of period	10,575	23,950	-

Cash, end of period	$ 37,453	$ 154	$ 37,453

Supplemental disclosures information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2009

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

In December 2006, the Company incorporated a wholly-owned subsidiary, Brookmount Peru SAC, in Peru.  As at August 31, 2009, this subsidiary is inactive and has no assets or liabilities

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $722,142 at August 31, 2009 (November 30, 2008 - $593,743) and has incurred losses since inception of $5,440,289 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending November 30, 2009.

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

August 31, 2009

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the earnings of the Company.  The dilutive securities are excluded from the computation of diluted securities outstanding, as they would have been an anti-dilutive impact; therefore, basic loss per share is equal to dilutive loss per share.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2009

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

August 31, 2009

 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

NOTE 3 – ADVANCES

On May 13, 2005, the Company signed a “Letter of Agreement” with a private corporation Jemma Resources Corp. (“Jemma”) to acquire 100% of the outstanding capital stock of Jemma. Significant terms contained in the Letter of Agreement were the appointment of two of Jemma’s directors to the Company’s board of directors, Jemma completing a debt financing of $15 million, the Company’s right to elect not to proceed with the transaction resulting in all advances made to Jemma by the Company being refundable, and the replacement of the Letter of Agreement with a binding contract. The purchase price consisted of 3,000,000 shares of common stock of the Company, 3,000,000 share purchase warrants at $1.50 per warrant exercisable within 24 months from the date of the agreement and approximately CDN $75,000 in refundable advances to secure an extension for the option to purchase a mineral property and for operating costs. During May 2005 two directors of Jemma were appointed to the Company’s board of directors.  During the year ended November 30, 2005, the Company advanced $43,617 (CDN $54,400) pursuant to the Letter of Agreement. At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company’s management decided not to proceed with this transaction. The decision was as a result of the Company’s due diligence and Jemma’s inability to raise the agreed financing. As a result, the advances totaling $43,617 became refundable pursuant to the terms of the Letter of Agreement.  As of February 28, 2009, the Company has not received the funds from Jemma. Due to delays in collecting this advance the Company has fully provided against this advance during the year ended November 30, 2006.  In July 2009, the Company recovered $4,677 (CDN $5,440) and is included in other income.

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2009

 (Unaudited)

NOTE 4 – MINERAL PROPERTIES (continued)

Mercedes Property, Junin, Peru

Pursuant to a property acquisition agreement dated July 3, 2003, and amended on January 24, 2005, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director of the Company (the “Vendor”) for consideration of $22,500 (paid) and the issuance of 5,000,000 common shares valued at $0.40 per share (issued).  The property is held in trust by the Vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company.  At August 31, 2009, the title of this property has not been recorded in the name of the Company.

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

5.

On March 31, 2008, a formal notice of default was issued to the Company by BC Ltd.  The Company had 30 days to cure the default at which time the agreement terminated except as to the Company’s obligations prior to the default of approximately $75,000 which has been recorded as a liability by the Company.  The Company did not cure the default and the agreement terminated on April 30, 2008.

Due to the preliminary stage of exploration activities on the Company’s properties, all mineral property acquisition cost have been expense

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2009

 (Unaudited)

NOTE 5 – CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  At August 31, 2009 there were 40,098,740 shares issued and outstanding (November 30, 2008 – 38,158,503).

During the year ending November 30, 2008, the Company issued:

-     403,570 common shares for net cash proceeds of $34,993;

-     166,666 common shares for services of $9,999.

During the nine month period ended August 31, 2009, the Company issued:

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

-

During July, 2009, the Company issued 1,428,571 common shares for cash proceeds of $100,000.

-

311,666 shares of common stock for services of $16,100.

As of August 31, 2009, the Company had granted nil stock options and had granted 100,000 warrants (November 30, 2008 – nil).  Each warrant entitles the holder to subscribe for one additional common share at a price of $0.25 until December 12, 2009.  The weighted average remaining life of these warrants as at August 31, 2009 is 0.26 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

	Nine months ended August 31,
General and administrative:	2009	2008
Consulting fees	$90,000	$90,000
Interest on loans	5,817	1,494
Management fees	90,000	90,000
	$185,817	$181,494

The management and consulting fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

At August 31, 2009, $325,583 (November 30, 2008 - $240,233) is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $6,574 (November 30, 2008 - $1,392) has been accrued on cash advances and is included in accounts payable.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2009

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

At August 31, 2009, $217,245 (November 30, 2008 - $152,843) is due to a shareholder for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $1,397 (November 30, 2008 - $761) has been accrued on cash advances and is included in accounts payable.

At August 31, 2009, $14,065 (November 30, 2008 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment and no interest bearing.

NOTE 7 – NON-CASH TRANSACTIONS

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ending August 31, 2009 the Company issued:

a)

311,666 shares of common stock with a fair value of $16,100 for services rendered.

NOTE 8 – SUBSEQUENT EVENTS

On August 28, 2009, the Company entered into a consulting agreement with Value Relations (“VR”). The Agreement will start on September 1, 2009 and end on December 30, 2009. The Company agreed to pay a Lump Sum fee of $5,000 and issue 100,000 shares at price of $ 0.01value at $10,000 on September 1, 2009.

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

3.

The issuance of 500,000 common shares in four equal tranches of 125,000 each on or before the 15th of October in each of 2006, 2007, 2008 and 2009.  As at August 31, 2009, a total of 125,000 shares had been issued;

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

Results of Operations for Three and Nine Months Ending August 31, 2009.

We did not earn any revenues during the three month period ending August 31, 2009 and 2008. We incurred operating expenses in the amount of $103,689 for the three month period ended August 31, 2009 (2008 - $96,302) consisting of general and administrative expenses and mineral property costs.

We did not earn any revenues during the nine month period ending August 31, 2009 and 2008.  We incurred operating expenses in the amount of $259,176 for the nine month period ended August 31, 2009 (2008 - $339,392) consisting of general and administrative expenses and mineral property costs.  During the nine month ending August 31, 2008, we recouped $200,000 from a former director which was credited to other income.

Related party transactions for the nine months ended August 31, 2009 were $185,817 (2008 - $181,494), consisting of consulting fees, interest on loans and management fees.  AS of August 31, 2009, a total of $325,583 (2008 - $240,233) was due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on our behalf.  These amounts are unsecured.

Liquidity and Capital Resources

At August 31, 2009, we had total assets of $37,453, consisting entirely of cash, compared to $10,575 as of November 30, 2008.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $202,702 and $556,893 due to related parties.  Our working capital deficiency as of August 31, 2009 was $722,142, compared to a working capital deficiency of $593,743 for the year ended November 30, 2008.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We have not yet determined the impact, if any, that SFAS No. 160 will have on our financial statements. SFAS No. 160 is effective for our fiscal year beginning December 1, 2009.  Management has determined that the accounting standard will have no effect on our company.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-06-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues.  The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics.  Once approved, the Codification will be the single source of authoritative U.S. GAAP.  All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard.  Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended August 31, 2009, we issued:

•

200,000 units for cash proceeds of $10,000.  Each unit consisted of one common share and one-half share purchase warrant.  One warrant entitles the holder to subscribe for one additional common share at a price of $0.25 until December 12, 2009.  .

•

1,428,571 common shares for cash proceeds of $100,000.

•

311,666 shares of common stock for services of $16,100.

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

DATED:   October 8, 2009

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)