Form 10-K
period 2009-11-30
BROOKMOUNT EXPLORATIONS INC
filed 2010-03-01
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $165,818

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 40,798,740 shares of common stock issued and outstanding as of February 26, 2010.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

1

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer

Purchases of Securities

9

Item 6.

Selected Financial Data

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

11

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 8.

Financial Statements and Supplementary Data

13

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

14

Item 9A.

Controls and Procedures

14

Item 9B.

Other Information

14

Item 10.

Directors, Executive Officers and Corporate Governance

15

Item 11.

Executive Compensation

17

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

18

Item 13.

Certain Relationships and Related Transactions and Director Independence

18

Item 14.

Principal Accountant Fees and Services

19

Item 15.

Exhibits, Financial Statements Schedules

19

SIGNATURES

21

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

Our company, Brookmount Explorations, Inc., is a Nevada Corporation, and was incorporated on December 9, 1999.  Since inception, we have not been involved in any bankruptcy, receivership or similar proceedings.  We have not had any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.  We have one inactive subsidiary, which is a shell company incorporated in Peru under the name Brookmount Explorations, Inc. SAC, and has no affiliated companies.  Our shares are quoted on the NASD over the counter bulletin board (OTC-BB) and trade under the symbol "BMXI".

Our shares are listed on the Berlin Stock Exchange and the Frankfurt Stock Exchange under the symbol  "B6T".  Our executive offices are located at 1465 Slater Road, Ferndale, Washington 98248, Tel: (206)497-2138.

Pursuant to our Articles of Incorporation we are authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.

We commenced operations as an exploration stage company during the fiscal year ended November 30, 2005.

Description and Location of Property

Mercedes 100 Property

We are the beneficial owner of a 100% interest in the Mercedes 100 property, which consists of seven mineral claims (the “Property”). There are no other underlying agreements or interests in the property.

Specifics of the seven mineral claims are as follows:

Name of Claim	Claim Number	Claim Area (Hectares)
Celeste	C-010151600	1,000.00
Celeste No. 2	C-010151500	600.00
Celeste No. 4	C-010151700	200.00
Nuevo Herraje Cuatro	C-010154100	996.96
Nueva Charo	C-010051101	446.93
Confianza	C-010079806	500.00
Mercedes 100	C-08020617x01	450.00

Geological Report: Mercedes 100 property

In March 2009 we received a geological report (the “Report”) from Gateway Solutions S.A.C (“Gateway”) entitled the NI 43-101 Technical Report on the Mercedes 100 Base and Precious Metal (Ag, Au) Property, Junin, Peru.  The Report was prepared in accordance with the guidelines in National Instrument 43-101 Standards of Disclosure for Mineral Projects and by Form 43-101F1 Technical Report of Canada.

Description, Location and Access

The Property is located within the Central Cordillera of the Peruvian Andes in rugged terrain typical of the Andean highlands.  The elevation on the Property ranges between 4,000 m to 4,750 m above sea level.  The local landscape includes steep weathered mountaintops emerging from the grassy foothills.  Access to the Property is excellent by road.  From Lima to Concepcion, the route along the Central Highway is 277 km long and takes about 5.5 hours by truck.  From Concepcion to the Property, the route is 40 km on a wide maintained gravel road. The travel time is about one hour.

The region has a mild climate during the whole year (220 to -40 C). The annual average temperature is 13 degrees Celsius. There are only two seasons: the rainy season from October to March along with snowfall during this period, and the dry season from April to September.  The rainy season is usually accompanied with road wash-outs and lightning hazards.

Most of Junin's population is located in the city of Huancayo about 20 km to the southwest in the Mantero Valley, a fertile valley alongside the Mantaro River.  Agriculture of corn, artichoke, carrot and potato, as well as craftsmanship are the main occupations in the valley.  Huancayo is the cultural and commercial center of the central highlands.  With a population of 430,000, it is one of the largest cities in Peru and has an infrastructure, telephones, hotels, internet and access to electric power.

The town of Concepcion located approximately 20 km south west of the Property has lodging, stores and restaurants.  The villages of Libertad and Comas are the closest settlements to the Property; however, they do not offer any modern services.  Most of their inhabitants perform a subsistence level of farming and herding of sheep, llamas and alpacas.

The nearest electrical power line is located 4.5 km from the Property along the main gravel road.  Currently, no electricity is available on the Property.

Exploration History

Written records of the Property's exploration and development history are scarce; however, it is clear that a considerable amount of development was performed during previous operations.

In a report on the Property commissioned by us in March 2004 from Guillermo Salazar, a professional geologist, of Calgary, Alberta, he describes:

"Artisanal operations some pre-dating the start of the Spanish Empire in Peru, when, silver and gold at first, then lead and zinc as well, were exploited from the Herraje IV Claim.  More recent operations were carried out by a German company that operated at the Victor I and Victor II mines in the 1980's."

In 1997 Adrian Mann, a veteran professional geologist registered in the Province of Alberta, and in England, reported that of the mineralized structures which have been recognized on the Property, seven have some underground development.  Two, the Kelly and Victor II veins, have more than 500 metres of combined longitudinal development.  Total primary longitudinal development is approximately 930 m, of which 800 m is on-vein.  In addition 250 m of rising, most of it on vein, and 230 m of sub-development have been done, plus well over 600 m of trenching.

Mann spent one week on the Property from 26 June to 2 July, 1997, mapping trenches, outcrops and over 750 metres of underground workings.  Furthermore, he channel sampled several surface and underground veins.  His report is illustrated with several maps and cross-sections displaying the results.  Mann's underground plans are the only remaining maps of the Victor II mine and the Property.

In 2004 we hired G. Salazar M.A., P.Geo "to design a first stage drill program to test the perceived geological potential of the Mercedes 100 Group of Claims".  He produced one generalized map displaying the location of the proposed drill holes and general trend of the various vein systems.  He took several samples of the veins and recommended an exploration program including proposed drill hole collars.  Four samples from the Herraje IV showing returned significant gold results.

Mineralization

Over fifteen distinct mineralized structures have been discovered on the Property; several of which are characterized by elevated metal contents.  During his three days of field work, Gateway sampled the following vein systems: Monica, Omar, Victor II and Kelly; however, most of Gateway’s attention was directed to the Victor II and Kelly Veins, both showing considerable exploitation and lacking exploration.  The following is a brief description of the veins sampled by Gateway and by other certified professional geologists.

VICTOR II VEIN

The Victor II vein is by far the most developed and exposed structure of the Property.  Mining development consists of three levels; however, only two levels were visited by Gatetway.  Level 1 comprises a 260 m on-vein drift adit whereas Level 2, also an on-vein drift adit, is approximately 300 m long.  Level 0 comprises a 50 m cross-cut adit.  In total there is over 400 m of along strike underground development with promising downdip and along strike potential.

Mann (1997) best describes the mineralization as follows:

"The Victor II deposit follows much the same pattern as the other veins.  A shear bounded propylitic bleached alteration zone is contained between two well defined clay filled shears in unaltered medium- to coarse-grained gneissic granite.  This is intruded in places by finer grained more mafic dykes, porphyritic in part.

Within the alteration zone are one or more subparallel pale grey and milky to off-white quartz veins containing pyrite-galena-sphalerite in variable concentrations.  The thickness of the alteration zone ranges from 100 cm to perhaps 800 cm, and is generally constant, or gently changing.  The veins follow a different pattern.  They range in thickness from 1 cm up to 80 cm, generally, but not universally, on one side of a shear within the alteration zone, commonly bounded on both walls by shears.

The veins are discontinuous, pinching out to an un-mineralized shear, or blowing out to maximum thickness without apparent pattern or periodicity.  Mineralization hops from one side wall of the alteration zone to the other, from side wall to centre zone. The veins bifurcate and coalesce, pinch out and reappear, randomly within the same alteration zone. In short, individual veins are difficult to follow for further than 80 m: the alteration zone persists from hundreds of metres."

KELLY VEIN

Development on the vein is restricted to 90 m of on-vein drift adit.  The Kelly structure is a southwest trending, steeply dipping well-mineralized vein hosted in a shear zone within granite.  It is a 15 cm to 40 cm quartz vein containing pyrite, sphalerite and galena.  The vein can be followed 200 m along its strike; however, further exploration is needed in order to identify its full extend and economic continuity.

The west wall of the shear zone displays 40-85 cm of intense argillic alteration within the granite host rock while the east wall is unaltered.

HERRAJE IV VEIN

The shear zone is characterized by a 90 cm to 250 cm core alteration zone containing reticulating quartz veins and veinlets of pyrite and galena.  The structure can be traced for several hundreds of metres and perhaps kilometers. The argillic alteration is not only restricted to the shear zone but also extends several centimeters into the country rock.

The Herraje IV vein showing is located north of the Ahuigrande mountains in a remote and under-explored metal-enriched zone of the Property.  Further exploration and sampling is required in order to fully appreciate the potential of this structure and area.

MONICA VEIN

The Monica structure was only examined on surface.  A collapsed adit precluded any underground sampling.  The Monica vein is associated with a 50-60 cm argillic alteration zone bound by a shear zone cutting the granite.  The 300 m long and 25-30 cm wide vein is composed of cryptocrystalline cherty quartz hosted in a coarse-grained grey white granite country rock.  Only a trace amount of very fine-grained sulphide mineral was identified.

Three surface samples were taken within the structure; however, no anomalous metal concentrations were identified.  Mann also reported poor results for his surface samples.  Underground sampling is necessary in order to test the potential of this vein system.

CHARO VEIN

A total of 60 m of on strike development has been carried out to date.  The underground workings are currently inaccessible because of a cave-in.  The surface expression of the vein is characterized by a natural gully 2 to 3 meters wide.  A close association exists between the melanocratic rocks of the intrusion and the vein.

The intersection of the Charo and Monica structures is characterized by brecciated and propylitized rock although, unfortunately, most of it is buried under glacial deposits.  None of Gateway’s in situ surface samples returned economic values.  Stripping, trenching and drilling is required in order to verify if the mineralizing fluids have also invaded the breccia zone.

POLVORIN VEIN

Development on the vein is restricted to 30 m of on-vein drift adit.  On surface the vein forms a linear gully which can be followed for at least 350 m.  Little is known about the Polvorin mineralization.  Underground mapping shows that the structure mostly comprises a strong shear zone displaying argillic alteration rather than a true vein.  However, a 25 cm by 70 cm exposure of solid sulfides contained in a cross fracture has been identified on surface. Mann also notes that there is some sulphide and iron-stained altered material in the talus of the gully.  No detailed mineralogical description of the mineralization exists and no sample data was available to Gateway.

VICTOR I VEIN

Development

on the vein is restricted to 22 m of on-vein drift adit.  On surface, the vein forms a linear gully which can be followed for at least 350 m.  Little is known about the Victor I mineralization.  Underground mapping shows a spatial correlation between the argillic alteration and mafic rocks.  In this case, the mafic rocks appear to form a tabular andesitic dyke subparalleling the vein structure.

Proposed Exploration Plan - Mercedes 100 Property

The  Report  prepared by Gateway summarizes the results  of  previous  exploration  on the  Mercedes  100  property  and makes a recommendation for further exploration work.

In the Report, Gateway recommends a two stage exploration program as follows:

STAGE I

The exploration approach at the Property must include further development of the Victor II vein, comprising the continued development of the deepest 01 Level together with the mining of a deeper level either via the sinking of a winze or mining a crosscut access from surface.  Gateway proposes that some 300m to 400m of development (maximum 2m x 2m section) should be allowed for in the exploration budget whilst carrying out other activities.

Grass-root exploration over the unexplored portions of the Property accompanied by detailed work over the known mineralized structures is needed.

A 1:5,000 geological map of the Ahuigrande valley and 1:250 geological maps of the underground workings should be produced.  The underground workings should be made safe, washed and surveyed before the geological mapping starts.  The Monica and Charo adits should be reopened and sampled.

A regional mapping crew with a mobile camp should be formed and funded to accomplish a 1: 10,000 geological map of the Property.  The regional geological mapping should be accompanied by a 350 sample rock geochemistry survey especially within the regional fault zones located to the north.  Exploration north of the Ahuigrande Mountains is strongly recommended.  Favorable areas identified should be immediately investigated and prioritized.  These prospective zones should be mapped at a scale of 1:2,000 and thoroughly sampled using appropriate methods.  Indirect methods such as geophysical studies or soil geochemistry surveys may be necessary at this stage if there is poor rock exposure; however, priority should be given to exposing and sampling outcrops.

If economic mineralization is found during development activities, there exists the option that this mineral could be mined and sent for treatment at the nearby Sinhaycocha Mine and this will help fund on-going exploration activities.  At the same time, the prospect is being prepared for mining and, as other mineralization is found that might also be developed through mining services already established on site.  This would be the fastest and probably most economic way of proving up this property.

Six geodesic stations (B-type) should be established on the Property.  An IGN benchmark (A-type) is located in Huancayo and should be used as the reference.  A 3D model of the Ahuigrande valley using high resolution color satellite imagery combined with the accurate topographic control should be purchased.  This will greatly improve project planning during future exploration and developments stages.  A Property wide field communication system should be temporarily installed in order to increase productivity and security.

An appropriate-sized temporary base camp should be purchased or rented and established on the Property for at least 12 months.  It should include an office, kitchen, sleeping quarters and showers.  The proper licenses should be obtained as quickly as possible.

The results of Stage I should be reported in a NI 43-101 compliant Mineral Resource Estimate.

Gateway proposes the following budget for Stage I:

Salaries	Qty.	Price ($US/ Month)	Time (Month)	Subtotal $US
P. Geo. (Canada) IIII	1	8,000	6	48,000
Geo III	1	3,000	5	15,000
Geo II	2	1,950	4	15,600
Geotech II	4	1,000	4	16,000
Helpers	8	500	4	16,000
		Subtotal:		110,600

Specialized Surveys and Contracts	Qty.	Price ($US/ Month)	Subtotal $US
Topographic Survey (1 m): Surface	1	30,000	30,000
Satellite Imagery (QuickBird)	1	5,000	5,000
Mine Survey	1	20,000	20,000
Road construction and repair	1	10,000	10,000
Geodedic Stations and Baseline	1	8,500	8,500
NI 43-101 Report	1	18,000	18,000
Trenching	1	5,000	5,000
Victor II Rehabilitation	1	10,000	10,000
Victor II Exploration Development (per metre)	300	300	90,000
		Subtotal:	196,500

Equipment Rental and Operating Costs	Qty.	Price ($US/ Month)	Time (Month)	Subtotal $US
Truck 4X4	2	2,600	6	31,200
Fuel	2	500	6	6,000
Base camp rental (25 person)	1	4,000	6	24,000
Mobile camp rental	1	1,000	3	3,000
Radio Com System Rental	1	1,500	6	9,000
Camp operations	1	4,000	6	24,000
		Subtotal:		97,200

Analytical Costs	Qty.	Price (unit) ($US/ Month)	Subtotal $US
Sample Handling	1,000	2.50	2,500
Sample Assays	1,000	48	48,000
Gateway Quality Control Protocol (15% of sample)	150	65	9,750
		Subtotal:	57,750

		Subtotal	462,050
		10% contingency	47,205

		TOTAL:	508,255

STAGE II

Stage II consists of 2,500 m exploration drilling on newly identified regional targets.  Salazar also recommended a drilling program with similar goals.  The base camp should be expanded in order to accommodate the increased activity.

Gateway proposes the following budget for Stage II:

Salaries	Qty.	Price ($US/ Month)	Time (Month)	Subtotal $US
P. Geo. (Canada) IIII	1	8,000	4	32,000
Geo III	2	4,000	4	32,000
Geotech II	4	1,000	4	16,000
Helpers	10	500	4	20,000
		Subtotal:		100,000

Specialized Surveys and Contracts	Qty.	Price ($US/ Month)	Subtotal $US
HQ diamond drilling (per metre)	2,500	110	275,000
Road construction	1	40,000	40,000
		Subtotal:	315,000

Equipment Rental and Operating Costs	Qty.	Price ($US/ Month)	Time (Month)	Subtotal $US
Trucks with fuel	1	3,000	4	12,000
Camp and operation	1	7,500	4	30,000
Radio Com System	1	1,500	4	6,000
		Subtotal:		48,000

Analytical Costs	Qty.	Price (unit) ($US/ Month)	Subtotal $US
Sample Analyses	1,000	55	55,000
Over-limits	400	15	6,000
Quality Control Protocol (15% of sample)	150	65	9,750
		Subtotal:	70,750

		Subtotal	485,750
		10% contingency	48,575

		TOTAL:	534,325

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

Raw Materials

The raw materials needed for our exploration program will include items such as camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers in either the town of Concepcion or Huancayo.

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

The effect of these existing regulations on our business is that we are able to carry out our exploration program as we have described in this Form 10-K.  However, it is possible that future governments could change the regulations that could limit our ability to explore our claims; however, we believe this is highly improbable.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program.

Employees

We do not have any full time employees and the directors and officers devote such time as is required to the affairs of our company.  Once a major exploration program commences we will need our officers to devote more time to our activities or we will be required to hire consultants to undertake the work.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal United States market for our common equity is the OTC-BB, a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC–BB under the symbol BMXI and on the Berlin and Frankfurt Stock Exchanges under the symbol "B6T".

Our shares of common stock were listed for quotation on the OTC-BB as of December 23, 2004. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

We file our audited and interim unaudited financial statements with the United States Securities and Exchange Commission (the "SEC") on Forms 10-K and 10-Q.

The public may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, N.W., Washington, D.C., 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We file our periodic  reports  electronically  and  therefore  the  public  can  review  our  filing on the SEC Internet site that  contains  reports,  proxy and information  statements,  and other  information  regarding  our company.  This information   can be obtained by accessing the SEC website address at http://www.sec.gov.

Our internet address is www.brookmount.com

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last fiscal year and the previous year as regularly quoted in the automated quotation system of the OTC Bulletin Board.

	Bid Prices
	High $	Low $
2009 Fiscal Year
First Quarter	0.07	0.03
Second Quarter	0.05	0.025
Third Quarter	0.20	0.025
Fourth Quarter	0.10	0.05
2008 Fiscal Year
First Quarter	0.41	0.13
Second Quarter	0.26	0.07
Third Quarter	0.20	0.05
Fourth Quarter	0.12	0.03

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

Holders

As of November 30, 2009, there were approximately 249 holders of record of our common stock.

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

Overview

Our plan of operations for the twelve months following the date of this annual report is to Stage I of the recommended exploration program on the Mercedes 100 property.  We anticipate that this program will cost approximately $508,255.

In addition, we anticipate spending $60,000 on professional fees, $120,000 on management fees, $30,000 on travel costs, and $40,000 on other administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $658,255.  We will not be able to proceed with either exploration program, or meet our administrative expense requirements, without additional financing.

We will not be able to complete the first recommended stage of the exploration programs on our mineral properties without additional financing.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Results of Operations for Period Ending November 30, 2009

We did not earn any revenues during the period ending November 30, 2009.  We do not anticipate earning revenues until such time as we have entered into commercial production of the Property.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on either property, or if such minerals are discovered, that we will enter into commercial production.

Liquidity and Capital Resources

We incurred operating expenses in the amount of $370,183 for the fiscal year ended November 30, 2009 and $452,522 for the fiscal year ended November 30, 2008.  Mineral property costs under these this operating expense comprised of $20,166 and $44,743 during the fiscal year ended November 30, 2009 and 2008, respectively.

We have not  attained  profitable  operations  and are  dependent  upon obtaining  financing to pursue  exploration  activities.  For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2009, we had assets, consisting of cash on hand, of $21,947 (for the fiscal year ended November 30, 2008- $10,575).  At the same date, we had $785,096 (November 30, 2008 - $604,318) in liabilities, consisting of accounts payable and accrued liabilities of $206,011 (November 30, 2008 - $197,176) and $579,085 (November 30, 2008 - $407,142) due to related parties.

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

Item 8.

Financial Statements and Supplementary Data.

BROOKMOUNT EXPLORATIONS INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Brookmount Explorations Inc.

(An Exploration Stage Company)

Ferndale, Washington

We have audited the accompanying consolidated balance sheet of Brookmount Explorations Inc. (an exploration stage company) as of November 30, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended November 30, 2009 and for the period from December 9, 1999 (inception) through November 30, 2009. The consolidated financial statements for the period from December 9, 1999 (inception) through November 30, 2008 were audited by other auditors. Our opinion, insofar as it relates to amounts included from inception through November 30, 2008 is based solely on the reports of other auditors.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2009, and the consolidated results of its operations and its cash flows for periods described in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

New York, New York

www.malonebailey.com

February 26, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

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

Kempisty & Company

Certified Public Accountants PC

New York, New York

February 25, 2009

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

	November 30,
	2009	2008

ASSETS
Current Assets:

Cash	$ 21,947	$ 10,575

Total Assets	$ 21,947	$ 10,575

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities (Note 6)	$ 206,011	$ 197,176
Due to related parties (Note 6)	579,085	407,142

Total Liabilities	785,096	604,318

Commitments and Contingencies (Notes 1 and 4)	-	-

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
40,798,740 and 38,158,503 shares issued at November 30, 2009
and November 30, 2008, respectively (Note 5)	40,798	38,158
Additional paid-in capital	4,753,949	4,560,489
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,551,296)	(5,185,790)

Total Stockholders' Deficit	(763,149)	(593,743)

Total Liabilities and Stockholders' Deficit	$ 21,947	$ 10,575

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			December 9,
			1999 (date of
	Year Ended		inception) to
	November 30,		November 30,
	2009	2008	2009

REVENUE:	$ -	$ -	$ -

EXPENSES:

General and administrative (Note 6)	350,017	407,779	3,252,506
Mineral property costs (Note 4)	20,166	44,743	2,503,467
Total Expenses	(370,183)	(452,522)	(5,755,973)

Other income (loss)	4,677	200,000	204,677

Net Income (loss)	$ (365,506)	$ (252,522)	$ (5,551,296)

Basic and diluted net income (loss) per share	$ (0.01)	$ (0.01)

Weighted average shares used in calculating
Basic and diluted net income (loss) per share	39,254,609	37,697,878

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to November 30, 2009

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period December 9, 1999 (date of inception) to November 30, 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total
Balance at November 30, 2005	16,768,685	16,768	3,031,999	(6,600)	(3,063,600)	(21,433)
Common stock issued for cash at $0.09	1,580,000	1,580	131,366	-	-	132,946
Common stock issued for cash at $0.40	759,975	760	274,240	-	-	275,000
Common stock issued for cash at $0.60	163,001	163	99,837	-	-	100,000
Common stock issued for mineral
property at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for mineral
property at $0.15	375,000	375	55,875	-	-	56,250
Common stock issued for services	7,921,000	7,921	2,021,241	-	-	2,029,162
Common stock cancelled	(5,291,000)	(5,291)	(1,560,992)	-	-	(1,566,283)
Common stock issued for debt	3,621,841	3,622	175,953	-	-	179,575
Net loss for the year	-	-	-	-	(1,403,413)	(1,403,413)
Balance at November 30, 2006	25,998,502	25,998	4,239,419	(6,600)	(4,467,013)	(208,196)
Common stock issued for cash at $0.12	125,000	125	14,875	-	-	15,000
Common stock issued for cash at $0.11	45,454	46	4,851	-	-	4,897
Common stock issued for cash at $0.35	28,571	29	10,249	-	-	10,278
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for cash at $0.30	33,333	33	10,092	-	-	10,125
Common stock issued for debt at $0.021	11,324,074	11,324	226,489	-	-	237,813
Net loss for the year	-	-	-	-	(466,255)	(466,255)
Balance at November 30, 2007	37,588,267	37,588	4,516,067	(6,600)	(4,933,268)	(386,213)
Common stock issued for cash at $0.30	33,333	33	9,966	-	-	9,999
Common stock issued for cash at $0.10	100,000	100	9,900	-	-	10,000
Common stock issued for cash at $0.12	41,666	42	4,958	-	-	5,000
Common stock issued for cash at $0.07	28,571	29	1,971	-	-	2,000
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for services at $0.06	166,666	166	9,833	-	-	9,999
Share issue cost	-	-	(2,006)	-	-	(2,006)
Net loss for the year	-	-	-	-	(252,522)	(252,522)
Balance at November 30, 2008	38,158,503	38,158	4,560,489	(6,600)	(5,185,790)	(593,743)
Common stock issued for cash at $0.05	200,000	200	9,800	-	-	10,000
Common stock issued for cash at $0.07	1,428,571	1,428	98,572	-	-	100,000
Common stock issued for cash at $0.10	600,000	600	59,400	-	-	60,000
Common stock issued for services at $0.06	166,666	167	9,833	-	-	10,000
Common stock issued for services at $0.03	120,000	120	3,480	-	-	3,600
Common stock issued for services at $0.10	125,000	125	12,375	-	-	12,500
Net loss for the year	-	-	-	-	(365,506)	(365,506)
Balance at November 30, 2009	40,798,740	$ 40,798	$ 4,753,949	$ (6,600)	$ (5,551,296)	$(763,149)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

			December 9,
			1999 (date of
	Year Ended		inception) to
	November 30,		November 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss	$ (365,506)	$ (252,522)	$ (5,551,296)
Adjustments to reconcile net loss to net cash
used by operating activities
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Stock issued for services	26,100	10,000	498,980
Stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,617
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	8,835	(12,906)	229,722
Net cash used by operating activities	(330,571)	(255,428)	(2,381,664)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used by investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Advances from related parties	171,943	207,061	972,762
Sales of stock, net	170,000	34,992	1,626,279
Net cash provided by financing activities	341,943	242,053	2,599,041

Increase (decrease) in cash	11,372	(13,375)	21,947
Cash, beginning of period	10,575	23,950	-

Cash, end of period	$ 21,947	$ 10,575	$ 21,947

Supplemental disclosures information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

November 30, 2009

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

In December 2006, the Company incorporated a wholly-owned subsidiary, Brookmount Peru SAC, in Peru.  As at November 30, 2009, this subsidiary is inactive and has no assets or liabilities

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $763,149 at November 30, 2009 and has incurred losses since inception of $5,551,296 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company complies with US GAAP guidelines to identify the Company as an exploration stage enterprise.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with US GAAP when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.

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

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars.  In accordance with the standard, “Foreign Currency Translation”, codified with ASC830, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820", which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

?

Level 1--inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.

?

Level 2--inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.

?

Level 3--inputs to the valuation methodology are observable and significant to the fair value.

As of November 30, 2009 and 2008, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At November 30, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Stock-based Compensation

Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. In January 2006, the Company implemented SFAS No. 123R, and accordingly, the Company accounts for compensation cost for stock option plans in accordance with SFAS No. 123R.

The Company accounts for share based payments to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recent Accounting Pronouncements

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning September 1, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

NOTE 3 – ADVANCES

On May 13, 2005, the Company agreed to acquire 100% of Jemma Resources Corp. During 2005, the Company advanced $43,617 (CDN $54,400).  At November 30, 2005 the Letter of Agreement had not been replaced by a binding contract and Jemma had not raised the debt financing as contemplated in the Letter of Agreement. Accordingly the Company’s management decided not to proceed with this transaction. As a result, the advances totaling $43,617 were written off during 2006.  In July 2009, the Company recovered $4,677 (CDN $5,440) and this is included in other income.

During 2006, $150,000 was taken without permission by a former director of the Company and collection attempts were made.  In May 2008, $200,000 was received which included interest and collection costs and included in other income.

NOTE 4 – MINERAL PROPERTIES

Mercedes Property, Junin, Peru

On July 3, 2003, the Company acquired a 100% interest in 2,611 hectares located in Central Peru from a director for $22,500 and 5,000,000 common shares valued at $0.40 per share.  The property is held in trust by the director. Upon request, the title will be transferred.  At November 30, 2009, the title of this property has not been transferred.

Rock Creek Claims, British Columbia, Canada

On May 25, 2006, the Company agreed to acquire an option to purchase 722161 B.C. Ltd.  The Company issued 125,000 shares in 2006 as partial payment.  The agreement terminated in 2008 due to lack of further payments by the Company.

Due to the preliminary stage of exploration activities on the Company’s properties, all acquisition costs have been expensed.

NOTE 5 – CAPITAL STOCK

During the year ending November 30, 2008, the Company issued:

-     403,570 common shares for net cash proceeds of $34,993;

-      166,666 common shares for services of $9,999.

During the year ending November 30, 2009, the Company issued:

-

During December 2008, 200,000 units sold for $10,000.  Each unit consisted of one common share of the Company and one-half warrant. All warrarnts expired unused on December 12, 2009.

-

During July, 2009, 1,428,571 common shares sold for $100,000.

-

During October, 2009, 600,000 common shares sold for $60,000.

-    411,666 shares of common stock for services valued at $26,100.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

	Year ended November 30,
General and administrative:	2009	2008
Consulting fees	$120,000	$120,000
Interest on loans	7,323	2,834
Management fees	120,000	120,000
	$247,323	$242,834

The management and consulting fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

At November 30, 2009, $335,583 is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company.  All amounts are unsecured and due on demand.  The amounts due for services are non-interest bearing while the amounts due for cash advances bear interest at 10% per annum.  Interest of $7,797 (2008 - $1,392) has been accrued on cash advances and is included in accounts payable.

At November 30, 2009, $229,438 is due to a shareholder for cash loans, fees and expenses incurred on behalf of the Company.  All amounts are unsecured and due on demand.  The amounts due for services are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at 10% per annum.  Interest of $1,679 (2008 - $761) has been accrued on cash advances and is included in accounts payable.

At November 30, 2009, $14,065 (2008 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment and is non-interest bearing.

NOTE 7 – INCOME TAXES

The significant components of the Company’s deferred tax assets are as follows:

	November 30,
Deferred tax assets	2009	2008
Non-capital loss carry forwards	$1,887,000	$1,754,000
Valuation allowance for deferred tax assets	(1,887,000)	(1,754,000)
	$-	$-

The Company has approximate net operating loss carry forwards of $5,600,000 and $5,200,000 for year ended 2009 and 2008 respectively; which expire commencing in 2019.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the financial statements were issued, which was February 25, 2010, the date of the Company's annual report on Form 10K for the period ended November 30, 2009.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our Chief Executive Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of November 30, 2009.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended November 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Name	Age	Position	Since
Peter Flueck	63	President, Director, Chairman of the Board	March 21, 2003
Reto Kraehenbuehl	61	Director	December 01,2007

The  following  describes  the  business  experience  of our directors  and  executive  officers,   including  other  directorships  held  in reporting companies:

Each  of our directors serve for a term of one year and until his successor is elected at an  annual  shareholders'  meeting and is qualified,  subject to  removal  by our shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until his  successor  is elected at the annual  general  meeting of the board of directors and is qualified.

Biographical information

Set forth below is certain biographical information regarding each of our executive officers and directors.

Peter Flueck, CEO, Director

Mr. Flueck brings to our company a wealth of experience, not only in the resource sector, but with extensive experience in Peru as well.  He is presently the President and sole shareholder of Grand Combe Developments Ltd., a Canadian development company based in Edmonton, Alberta.  He has  recently  acted as President  of    several   mining  companies  based  in Peru,  including  Blower Investments A.V.V., Condor  Resources  A.V.V. Aruba,  the  Recursos  Mineros  El Dorado and the Minera El Serrano, Peru.

He  was  involved  in  the  acquisition  of  several  key  mining properties in Peru and headed up a series of  negotiations  with mining concerns there in order to raise investor  capital and to initiate the development of the Mercedes property in Peru.  Prior to his involvement within the mining industry, Mr. Flueck was Vice President of Western Timber Export Ltd., an Alberta-based company specializing in harvesting; sawmill production, pipeline contracting, production sales and contract bidding.

Reto Kraehenbuehl, Director,

Mr. Kraehenbuehl is based in Switzerland and has an accomplished business background, including senior management positions within several large banking, investment, and industrial corporations.  Mr. Kraehenbuehl’s experience includes security analysis, investment analysis, management, EDP, insurance, and human resources.  He is also fluent in five languages.  Mr. Kraehenbuehl will be instrumental in directing our market awareness and finance activities in Europe.

Significant Employees, Consultants and Advisors

We have an advisory board which advises our Board of Directors, comprised as follows:

ADVISORY BOARD

Martin Mount, Advisory Board Member,

Mr. Mount is a highly motivated and success oriented mining geologist and mine planning project engineer with more than 37 years of experience, including as chief and consulting geologist on many projects.  Mr. Mount presently resides in Lima, Peru and is actively involved in consulting for several large mining operations in Peru.  Mr. Mount will be a key strategic advisor on our Mercedes 100 project in Peru and in our future project acquisition program.

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

Richard (Rick) Walker, Advisory Board Member,

Mr. Walker is a professional geoscientist registered in the province of British Columbia. He received both a B.Sc. (1986) and an M.Sc. (1990) from the University of Calgary and has worked since then in the Exploration industry.

Over the past twenty years, Rick has worked in many diverse jurisdictions, including Alberta, the Yukon, the Northwest Territories and Nunavut, Alaska, Montana, New Brunswick and Brazil, however, the majority of his work has been undertaken in the province of British Columbia, Canada.  During this time, he has successfully completed contracts for the Government of the Northwest Territories (MIDA), the Geological Survey of Canada, as well as several junior and major mining companies.

Working predominantly as a Consulting Geologist, Mr. Walker has worked on a diverse suite of metal and/or commodity types, hosted by a wide variety of mineral deposit models, including (but not limited to) diamonds, as well as programs for base metals (vein, sedimentary exhalative (SEDEX) and volcanogenic massive sulphide (VMS)), precious metals (SEDEX, VMS, skarn-type and vein-type), industrial minerals (graphite, barite, dimension stone), with most of his work over the past 4 years directed toward evaluating bulk tonnage porphyry style mineralization of copper + molybdenum ± silver ± gold ± tungsten as VP - Exploration for Jasper Mining Corporation.

Alfonso Alvarez Calderon, Advisory Board Member,

Mr. Calderon is our attorney in Peru, with expertise in Mining Law and Regulations.  Dr. Alvarez Calderon advises numerous North American mining companies in Peru and possesses a Masters Degree in Comparative Jurisprudence from New York University School of Law.  He also possesses a Masters Degree in Business Administration, is a certified conciliator of the Ministry of Justice in Peru, is Honorary Consul for Trinidad and Tobago in Peru, and has practiced in London and New York, in addition to various other significant accomplishments which include many years of significant international finance experience.

Paul M. Sterling, P.ENG, Advisory Board Member,

Mr. Sterling has been involved in the engineering design, procurement and construction management of several base metal and precious metal projects in North, Central and South America over his 20 years in the mining industry.  Mr. Sterling is currently the Corporate Metallurgist for a large mining company located in Vancouver, British Columbia and has been instrumental in developing new innovative technologies with regards to copper heap leaching. Mr. Sterling has a strong background in Metallurgy that will provide us with sound guidance in moving the Mercedes 100 Project to actual production.

J. Brian Henry, Advisory Board Member,

During an extensive career that spans over 40 years, with many successful accomplishments worldwide, Mr. Henry has worked in the mining and oil engineering geophysics industry where he became familiar with all of the mining and near surface geophysical techniques.

He has worked in both mining and the petroleum industries where he integrated gravity and magnetics methods into seismic interpretations.  Mr. Henry has worked in many Middle East, Far East, South and North American projects and is capable of evaluating prospects, designing and managing exploration programs, QCing seismic, magnetic and gravity programs and integrating the results to delineate drilling locations.

The addition of Mr. Henry to our Advisory Board, will add an important component to our exploration activities.

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

Role and Responsibilities of the Board

Our Board of Directors oversees the conduct and supervises the management and consultants of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada.  Our Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Peter Flueck, President	2009 2008	$120,000 $120,000	0 0	0 0	0 0	0 0	0 0	0 0	$120,000 $120,000

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Peter Flueck during the fiscal period ending November 30, 2009.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

We do not currently have any employment agreements.

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

Title of Class	Name	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Peter Flueck & Grand Combe	Director, President and CEO	14,905,555	39%
Common Stock	Zafer Sungur	Consultant, Previous COO	6,270,344	19%

(1)

The percent ownership of class is based on 40,798,740 shares of common stock issued and outstanding as of the date of this report.

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

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by Kempisty & Co., our previous auditors, and MaloneBailey LLP for the fiscal year ended November 30, 2009 and the fiscal year ended November 30, 2008.

	Fiscal year ended November 30, 2009	Fiscal year ended November 30, 2008
Audit fees	$ 12,000	$ 19,500
Audit-related fees	8,500	8,500
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements,  the review of the financial statements included in each of our quarterly reports on Form 10-Q.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

Financial Statements for the fiscal year ended November 30, 2009:

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

February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Peter Flueck

Peter Flueck

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer

February 26, 2010