Form 10-Q
period 2010-02-28
BROOKMOUNT EXPLORATIONS INC
filed 2010-04-12
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   February 28, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,227,311 shares of $0.001 par value common stock outstanding as of April 7, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

The financial statements of Brookmount Explorations Inc. (the “Company”, "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended November 30, 2009.

Brookmount Explorations Inc.

(An Exploration Stage Company)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-7

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	February 28,	November 30,
	2010	2009

ASSETS
Current Assets:

Cash	$ 6,332	$ 21,947

Total Assets	$ 6,332	$ 21,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$ 205,388	$ 206,011
Due to related parties	608,049	579,085

Total Liabilities	813,437	785,096

Commitments and Contingencies	-	-

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
41,227,311 and 40,798,740 shares issued at February 28, 2010
and November 30, 2009, respectively	41,227	40,798
Additional paid-in capital	4,783,520	4,753,949
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,625,252)	(5,551,296)

Total Stockholders' Deficit	(807,105)	(763,149)

Total Liabilities and Stockholders' Deficit	$ 6,332	$ 21,947

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

			December 9, 1999
	For the three months ended		(date of inception)
	February 28,		to February 28,
	2010	2009	2010

REVENUE:	$ -	$ -	$ -

EXPENSES:

General and administrative	69,952	70,396	3,322,458
Mineral property costs	4,004	-	2,507,471
	73,956	70,396	5,829,929

Other income	-	-	204,677

Net Loss	$ (73,956)	$ (70,396)	$ (5,625,252)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	40,911,770	38,026,071

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficit

For the period November 30, 2009 to February 28, 2010

(Unaudited)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Balance at November 30, 2009	40,798,740	40,798	4,753,949	(6,600)	(5,551,296)	(763,149)

Common stock issued for cash at $0.07	428,571	429	29,571	-	-	30,000
Net loss for the period	-	-	-	-	(73,956)	(73,956)

Balance at February 28, 2010	41,227,311	$ 41,227	$ 4,783,520	$ (6,600)	$ (5,625,252)	$(807,105)

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 9, 1999
	For the three months ended		(date of inception)
	February 28,		to February 28,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$ (73,956)	$ (70,396)	$ (5,625,252)
Adjustments to reconcile net income to net cash
used by operating activities
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Common stock issued for services	-	10,000	498,980
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,617
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(623)	(13,854)	229,099
Net cash used by operating activities	(74,579)	(74,250)	(2,456,243)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used by investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	28,964	58,563	1,001,726
Common stock issued, net	30,000	10,000	1,656,279
Net cash provided by financing activities	58,964	68,563	2,658,005

Increase (decrease) in cash	(15,615)	(5,687)	6,332
Cash, beginning of period	21,947	10,575	-

Cash, end of period	$ 6,332	$ 4,888	$ 6,332

Supplemental disclosures information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION & GOING CONCERN

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $807,105 at February 28, 2010 (November 30, 2009 - $763,149) and has incurred losses since inception of $5,625,252 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

NOTE 2 – CAPITAL STOCK

During the three month period ended February 28, 2010, the Company issued:

-

428,571 common shares for cash proceeds of $30,000.

As at February 28, 2010, the Company had granted no stock options and had no stock options or warrants issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

	Three months ended
	February 28,	February 29,
General and administrative:	2010	2009
Consulting fees	$30,000	$30,000
Interest on loans	1,279	1,780
Management fees	30,000	30,000
	$61,279	$61,780

The management and consulting fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

At February 28, 2010, $355,583 (November 30, 2009 - $335,583) is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $8,794 (November 30, 2009 - $7,797) has been accrued on cash advances and is included in accounts payable.

At February 28, 2010, $238,401 (November 30, 2009 - $229,438) is due to a shareholder for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $1,958 (November 30, 2009 - $1,769) has been accrued on cash advances and is included in accounts payable.

At February 28, 2010, $14,065 (November 30, 2009 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment and is non-interest bearing.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2010, which is the date these financial statements were issued.

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

Subsequently, we acquired the Confienza Claim (C-010079806) consisting of 500 hectares at the Mercedes 100 property.

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

On March 31, 2008, a formal notice of default was issued by 722161 BC.  We had 30 days to cure the default, at which time the agreement terminated except as to our obligations prior to the default of approximately $75,000, which we have recorded as a liability.   We did not cure the default and the agreement terminated on April 30, 2008.

Results of Operations for Three Months Ending February 28, 2010

We did not earn any revenues during the three month period ending February 28, 2010 and 2009.  We incurred operating expenses in the amount of $73,956 for the three month period ended February 28, 2010 (2009 - $70,396) consisting of general and administrative expenses and mineral property costs.

Related party transactions for the three months ended February 28, 2009 were $61,279 (2009 - $61,780), consisting of consulting fees, interest on loans and management fees.  As of February 28, 2010, a total of $355,583 (2009 - $335,583) was due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on our behalf.  These amounts are unsecured.

Liquidity and Capital Resources

At February 28, 2010, we had total assets of $6,332, consisting entirely of cash, compared to $21,947 as of November 30, 2009.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $205,388 and $608,049 due to related parties.  Our working capital deficiency as of February 28, 2010 was $807,105, compared to a working capital deficiency of $763,149 for the year ended November 30, 2009.

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

Item 4:

Controls and Procedures

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective during the period covered by this report.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended February 28, 2010, we issued 428,571 common shares for cash proceeds of $30,000.  :

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

Reports on Form 8-K

On February 16, 2010, we announced that on January 20, 2010, we were notified that the audit practice of Kempisty & Company, Certified Public Accountants, P.C., our independent registered public accounting firm ("K&Co"), was combined with MaloneBailey, LLP (“MB"), effective as of January 1, 2010.  On January 20, 20I0, K&Co resigned as our independent registered public accounting firm and, with the approval of the Audit Committee of our Board of Directors, MB was engaged as our independent registered public accounting firm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   April 7, 2010

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)