Form 10-Q
period 2010-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2010-07-14
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   May 31, 2010

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

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☒No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,327,311 shares of $0.001 par value common stock outstanding as of May 31, 2010.

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

BROOKMOUNT EXPLORATIONS INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS

MAY 31, 2010 Unaudited

                                 NOTICE OF NO AUDIT REVIEW OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements for Brookmount Explorations Inc. have been prepared by management in accordance with United States generally accepted accounting principles consistently applied and approved by the Audit committee and Board of Directors.

The Company’s independent auditors have not performed a review of these consolidated financial statements in accordance with the standards established by the Association of Certified Public Accountants for a review of interim financial statements by an entity’s auditors

Brookmount Explorations Inc.

(An Exploration Stage Company)

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6 – F7

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	May 31,	November 30,
	2010	2009

ASSETS
Current Assets:

Cash	$ -	$ 21,947

Total Assets	$ -	$ 21,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Bank Overdraft	$ 275
Accounts payable and accrued liabilities	217,738	$ 206,011
Due to related parties	649,503	579,085

Total Liabilities	867,516	785,096

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
41,327,311 and 40,798,740 shares issued at May 31, 2010
and November 30, 2009, respectively	41,327	40,798
Additional paid-in capital	4,793,420	4,753,949
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,695,663)	(5,551,296)

Total Stockholders' Deficit	(867,516)	(763,149)

Total Liabilities and Stockholders' Deficit	$ -	$ 21,947

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					December 9,
					1999 (date of
	Three months ended May 31,		Six months ended May 31,		inception) to
	2010	2009	2010	2009	May 31, 2010

REVENUE:	$ -	$ -	$ -	$ -	$ -

EXPENSES:

General and administrative	70,411	85,091	140,363	155,487	3,392,869
Mineral property costs	-	-	4,004	-	2,507,471
Total Expenses	70,411	85,091	144,367	155,487	(5,900,340)

Other income	-	-	-	-	204,677

Net Loss	$ 70,411	$ 85,091	$ 144,367	$ 155,487	$ 5,695,663

Basic and diluted net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares used in calculating
Basic and diluted net income (loss) per share	41,119,036	38,645,169	41,119,036	38,607,403

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 9, 1999
	Six months ended May 31,		(date of inception)
	2010	2009	to May 31, 2010

Cash Flows from Operating Activities
Net loss	$ (144,367)	$ (155,487)	$ (5,695,663)
Add items not affecting cash:
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Common stock issued for services	-	13,600	498,980
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,617
Changes in non cash working capital:
Prepaid Expenses	-	-	-
Accounts payable and accrued liabilities	11,727	1,175	241,449
Cash Flows used in Operations	(132,640)	(140,712)	(2,514,304)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used in investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	70,418	120,139	1,043,180
Banks Overdraft	275		275
Common stock issued, net	40,000	10,000	1,666,279
Net cash provided by financing activities	110,693	130,139	2,709,734

Increase (decrease) in cash	(21,947)	(10,573)	-
Cash, beginning of period	21,947	10,575	-

Cash, end of period	$ -	$ 2	$ -

Supplemental disclosures information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $867,516 at May 31, 2010 (November 30, 2009 - $763,149)and has incurred losses since inception of $5,695,663 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

NOTE 2 – CAPITAL STOCK

During the six month period ended May 31, 2010, the Company issued:

-

528,571 shares of common stock for cash proceeds of $40,000.

As at May 31, 2010, the Company had granted no stock options and had no stock options or warrants issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

	Six months ended
	May 31,2010	May 31, 2009
General and administrative:
Consulting fees	$60,000	$60,000
Interest on loans	2,677	3,646
Management fees	60,000	60,000
	$122,677	$123,646

The management and consulting fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

At May 31, 2010, $384,033 (November 30, 2009 - $335,583) is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $9,910 (November 30, 2009 - $7,797) has been accrued on cash advances and is included in accounts payable.

At May 31, 2010, $251,407 (November 30, 2009 - $229,438) is due to a shareholder for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $2,243 (November 30, 2009 - $1,679) has been accrued on cash advances and is included in accounts payable.

At May 31, 2010, $14,065 (November 30, 2009 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment and is non-interest bearing.

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

Results of Operations for Three Months Ending May 31, 2010

We did not earn any revenues during the three month period ending May 31, 2010 and 2009.  We incurred operating expenses in the amount of $70,411 for the three month period ended May 31, 2010 (2009 - $85,091) consisting of general and administrative expenses and mineral property costs.

Related party transactions for the six months ended May 31, 2010 were $122,677 (2009 - $123,646), consisting of consulting fees, interest on loans and management fees.  As of May 31, 2010, a total of $384,033 (Nov 30, 2009 - $335,583) was due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on our behalf.  These amounts are unsecured.

Liquidity and Capital Resources

At May 31, 2010, we had total assets of Nil , consisting entirely of cash, compared to $6,332 as of February 28, 2010.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $217,738 and $649,503 due to related parties.  Our working capital deficiency as of May 31, 2010 was $867,516, compared to a working capital deficiency of $807,105 for the 3 month period ended February 28, 2010.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2010, we issued 100,000 shares of common share for cash proceeds of $10,000.  :

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   July 12, 2010

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)