Form 10-Q/A
period 2010-05-31
BROOKMOUNT EXPLORATIONS INC
filed 2010-07-21
CIK 1122993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   May 31, 2010

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________to______________

      Commission File Number 000-32181

BROOKMOUNT EXPLORATIONS INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1465 Slater Road Ferndale, Washington	98248
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(206) 497-2138

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the precding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

The financial statements of Brookmount Explorations Inc. (the Company, "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Companys Form 10-K for the period ended November 30, 2009.

BROOKMOUNT EXPLORATIONS INC.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MAY 31, 2010
Unaudited

Brookmount Explorations Inc.
(An Exploration Stage Company)

INDEX

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6 - F7

Brookmount Explorations Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	May 31,	November 30,
	2010	2009

ASSETS
Current Assets:

Cash	$-	$21,947

Total Assets	$-	$21,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Bank Overdraft	$275
Accounts payable and accrued liabilities	217,738	$206,011
Due to related parties	649,503	579,085

Total Liabilities	867,516	785,096

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
41,327,311 and 40,798,740 shares issued at May 31, 2010
and November 30, 2009, respectively	41,327	40,798
Additional paid-in capital	4,793,420	4,753,949
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,695,663)	(5,551,296)

Total Stockholders' Deficit	(867,516)	(763,149)

Total Liabilities and Stockholders' Deficit	$-	$21,947

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					December 9,
					1999 (date of
	Three months ended May 31,		Six months ended May 31,		inception) to
	2010	2009	2010	2009	May 31, 2010

REVENUE:	$-	$-	$-	$-	$-

EXPENSES:

General and administrative	70,411	85,091	140,363	155,487	3,392,869
Mineral property costs	-	-	4,004	-	2,507,471
Total Expenses	70,411	85,091	144,367	155,487	(5,900,340)

Other income	-	-	-	-	204,677

Net Loss	$70,411	$85,091	$144,367	$155,487	$5,695,663

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net income (loss) per share	41,119,036	38,645,169	41,119,036	38,607,403

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			December 9, 1999
	Six months ended May 31,		(date of inception)
	2010	2009	to May 31, 2010

Cash Flows from Operating Activities
Net loss	$(144,367)	$(155,487)	$(5,695,663)
Add items not affecting cash:
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Common stock issued for services	-	-	498,980
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,617
Changes in non cash working capital:
Prepaid Expenses	-	-	-
Accounts payable and accrued liabilities	11,727	1,175	241,449
Cash Flows used in Operations	(132,640)	(140,712)	(2,514,304)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used in investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	70,418	120,139	1,043,180
Banks Overdraft	275		275
Common stock issued, net	40,000	10,000	1,666,279
Net cash provided by financing activities	110,693	130,139	2,709,734

Increase (decrease) in cash	(21,947)	(10,573)	-
Cash, beginning of period	21,947	10,575	-

Cash, end of period	$-	$2	$-

Supplemental disclosures information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION & GOING CONCERN

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Article 10 of Regulations S-X in the United States of America and are presented in United States dollars.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended November 30, 2009 included in the Companys Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $867,516 at May 31, 2010 (November 30, 2009 - $763,149)and has incurred losses since inception of $5,695,663 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Companys ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Companys operations with advances, other debt sources and further equity placements.

NOTE 2 - CAPITAL STOCK

During the six month period ended May 31, 2010, the Company issued:

         -  528,571 shares of common stock for cash proceeds of $40,000.

As at May 31, 2010, the Company had granted no stock options and had no stock options or warrants issued and outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

Brookmount Explorations Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

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

Item 2.  Managements Discussion and Analysis or Plan of Operation

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

On May 25, 2006, we entered into an option agreement (the Agreement) to acquire an option to purchase 100% of the issued share capital of 722161 B.C. Ltd (722161 BC) on the following terms:

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

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Report on Form 8-K

(a) Exhibit(s)

Exhibit Number	Exhibit Description
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

DATED:  July 12, 2010

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
Peter Flueck,
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)