Form 10-Q
period 2010-08-31
BROOKMOUNT EXPLORATIONS INC
filed 2010-09-29
CIK 1122993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   August 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,327,311 shares of $0.001 par value common stock outstanding as of September 27, 2010.

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

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	August 31,	November 30,
	2010	2009

ASSETS
Current Assets:

Cash	$ 15	$ 21,947

Total Assets	$ 15	$ 21,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$ 220,216	$ 206,011
Due to related parties	710,384	579,085

Total Liabilities	930,600	785,096

Stockholders' Deficit:

Common Stock, $0.001 par value, 200,000,000 shares authorized,
41,327,311 and 40,798,740 shares issued at August 31, 2010
and November 30, 2009, respectively	41,327	40,798
Additional paid-in capital	4,793,420	4,753,949
Stock subscriptions receivable	(6,600)	(6,600)
Deficit accumulated during the exploration stage	(5,758,732)	(5,551,296)

Total Stockholders' Deficit	(930,585)	(763,149)

Total Liabilities and Stockholders' Deficit	$ 15	$ 21,947

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

					December 9,
					1999 (date of
	Three months ended August 31,		Nine months ended August 31,		inception) to
	2010	2009	2010	2009	August 31, 2010

REVENUE:	$ -	$ -	$ -	$ -	$ -

EXPENSES:

General and administrative	63,069	94,679	203,432	250,166	3,455,938
Mineral property costs	-	9,010	4,004	9,010	2,507,471
Total Expenses	63,069	103,689	207,436	259,176	5,963,409

Other income	-	4,677	-	4,677	204,677

Net Loss	$ 63,069	99,012	$ 207,436	$ 254,499	$ 5,758,732

Basic and diluted net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares used in calculating
Basic and diluted net income (loss) per share	41,188,714	39,313,142	41,188,714	38,846,143

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 9, 1999
	Nine months ended August 31,		(date of inception)
	2010	2009	to August 31, 2010

Cash Flows from Operating Activities
Net loss	$ (207,436)	$ (254,499)	$ (5,758,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	1,813
Capital contributions	-	-	29,250
Common stock issued for services	-	16,100	498,980
Common stock issued for mineral property	-	-	2,216,250
Provision for unrecoverable advances	-	-	193,617
Changes in non cash working capital:
Accounts payable and accrued liabilities	14,205	5,526	243,927
Net cash used in operating activities	(193,231)	(232,873)	(2,574,895)

Cash Flows from Investing Activities
Advances	-	-	(193,617)
Acquisition of equipment	-	-	(1,813)
Net cash used in investing activities	-	-	(195,430)

Cash Flows from Financing Activities
Due to related parties	131,299	149,751	1,104,061
Common stock issued, net	40,000	110,000	1,666,279
Net cash provided by financing activities	171,299	259,751	2,770,340

Increase (decrease) in cash	(21,932)	26,878	15
Cash, beginning of period	21,947	10,575	-

Cash, end of period	$ 15	$ 37,453	$ 15

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

August 31, 2010

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

The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of Management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending November 30, 2010.

Going Concern

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $930,585 at August 31, 2010 (November 30, 2009 - $763,149) and has incurred losses since inception of $5,758,732 and further losses are anticipated in the development of its mineral properties raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.  Management plans to continue funding the Company’s operations with advances, other debt sources and further equity placements.

NOTE 2 – CAPITAL STOCK

During the nine month period ended August 31, 2010, the Company issued:

-

528,571 shares of common stock for cash proceeds of $40,000.

As at August 31, 2010, the Company had granted no stock options and had no stock options or warrants issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid or incurred the following amounts to directors of the Company, a former director and/or companies with common directors or officers:

Brookmount Explorations Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

	Nine months ended
	August 31,2010	August 31, 2009
General and administrative:
Consulting fees	$90,000	$90,000
Interest on loans	3,880	5,817
Management fees	90,000	90,000
	$183,880	$185,817

The management and consulting fees were measured at the exchange amount which is the amount agreed upon by the transacting parties.

At August 31, 2010, $414,033 (November 30, 2009 - $335,583) is due to the President and CEO and a private company controlled by him for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $10,893 (November 30, 2009 - $7,797) has been accrued on cash advances and is included in accounts payable.

At August 31, 2010, $282,286 (November 30, 2009 - $229,438) is due to a shareholder for cash loans, fees and expenses incurred on behalf of the Company.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $2,463 (November 30, 2009 - $1,679) has been accrued on cash advances and is included in accounts payable.

At August 31, 2010, $14,065 (November 30, 2009 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment and is non-interest bearing.

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

Results of Operations for Nine Months Ending August 31, 2010

We did not earn any revenues during the nine month periods ending August 31, 2010 and 2009.  We incurred operating expenses in the amount of $207,436 for the nine month period ended August 31, 2010 (2009 - $259,176) consisting of general and administrative expenses and mineral property costs.

Related party transactions for the nine months ended August 31, 2010 were $183,880 (2009 - $185,817), consisting of consulting fees of $90,000 (2009 - $90,000), interest on loans of $3,880 (2009 - $5,817) and management fees of $90,000 (2009 - $90,000).

As of August 31, 2010, a total of $414,033 (Nov 30, 2009 - $335,583) was due to the President and CEO and a private company controlled by him for cash loans, and fees and expenses incurred on our behalf.  These amounts are unsecured.  The amounts due for unpaid management fees have no specific terms for repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid management fees are non-interest bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $10,893 (November 30, 2009 - $7,797) has been accrued on cash advances and is included in accounts payable.

At August 31, 2010, $282,286 (November 30, 2009 - $229,438) is due to a shareholder for cash loans, fees and expenses incurred on our behalf.  These amounts are unsecured.  The amounts due for unpaid consulting fees have no specific terms of repayment while the amounts due for cash advances are payable on demand.  The amounts due for unpaid consulting fees are non-interest bearing while the amounts due for cash advances bearing while the amounts due for cash advances bear interest at a rate of 10% per annum.  In addition, interest of $2,463 (November 30, 2009 - $1,679) has been accrued on cash advances and is included in accounts payable.

At August 31, 2010, $14,065 (November 30, 2009 - $14,065) is due to a former director.  The amounts are unsecured and have no specific terms of repayment and is non-interest bearing.

Liquidity and Capital Resources

As of August 31, 2010 we had a working capital deficiency of $930,585, compared to a working capital deficiency of $763,599 for the year ended November 30, 2009.  At August 31, 2010, we had total assets of $15, consisting entirely of cash, compared to $21,947 as of November 30, 2009.  Our liabilities consisted of accounts payable and accrued liabilities of $220,216 (November 30, 2009 - $206,011) and $710,384 due to related parties (November 30, 2009 - $579,085).

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2010, we issued 528,571 shares of common share for cash proceeds of $40,000.

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

DATED:   September 27, 2010

BROOKMOUNT EXPLORATIONS INC.

/s/ Peter Flueck
------------------------------
Peter Flueck,

Chief Executive Officer (Principal Executive Officer

and Principal Accounting Officer)